Form 10-K
period 2007-12-31
GULFSTREAM INTERNATIONAL GROUP INC
filed 2008-04-14
CIK 1405419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————

FORM 10-K

———————

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission file number 001-33884

———————

GULFSTREAM INTERNATIONAL GROUP, INC.

(Name of small business issuer in its charter)

———————

Delaware	20-3973956
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3201 Griffin Road, 4th Floor Fort Lauderdale, Florida	33312
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (954) 985-1500

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock of $0.01 par value per share	American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☒

The initial public offering of the registrant’s common stock was effective on December 17, 2007, prior to which date there was not a public market in the registrant’s common stock.

Common stock outstanding at April 10, 2008: 2,959,460 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Registrant’s 2008 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

TABLE OF CONTENTS

Item	Desceiption	Page
PART I

Item 1.      Business

1

Item 1A.   Risk Factors

11

Item 1B.   Unresolved Staff Comments

21

Item 2.      Properties

22

Item 3.      Legal Proceedings

22

Item 4.      Submission of Matters to a Vote of Security Holders

22

PART II

Item 5.      Market for Registrant’s Common Equity, Related Stockholder Matters and

Issuer Purchases of Equity Securities

23

Item 6.      Selected Financial Data

24

Item 7.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

28

Item 7A.   Quantitative and Qualitative Disclosures about Market Risk

43

Item 8.      Financial Statements and Supplementary Data

44

Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

72

Item 9A.   Controls and Procedures

72

Item 9B.   Other Information

72

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

73

Item 11.    Executive Compensation

73

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

73

Item 13.    Certain Relationships and Related Transactions, and Director Independence

73

Item 14.    Principal Accounting Fees and Services

73

PART IV

Item 15.    Exhibits and Financial Statement Schedules

74

SIGNATURES

75

PART – I

Item 1.

Business

Overview of Our Business

We are a holding company that operates two independent subsidiaries: Gulfstream International Airlines, Inc. (“Gulfstream”) and Gulfstream Training Academy, Inc. (the “Academy”). References to “we,” “our,” and “us,” refer to Gulfstream International Group, Inc. and either or both of Gulfstream or the Academy.

Gulfstream is a commercial airline currently operating more than 200 scheduled flights per day, serving 12 destinations in Florida and ten destinations in the Bahamas. Our fleet consists of 27 B1900D, 19-seat, turbo-prop aircraft and eight EMB-120, 30-seat, turbo-prop aircraft. Operating from our headquarters in Fort Lauderdale, Florida, Gulfstream was the fourteenth largest regional airline group in the U.S. in 2006 in terms of number of passengers flown, according to the Regional Airline Association. We operate under a principal code share and alliance agreement with Continental Airlines. We are also party to code share agreements with United, Northwest and Copa Airlines of Panama. In addition to the daily scheduled flights, Gulfstream also offers frequent charter flights within our geographic operating region, including licensed flights to Cuba.

The Academy provides flight training services to fully-licensed commercial pilots. The Academy’s principal program is our First Officer Program, which allows participants to obtain a Second-In-Command type rating in approximately four months. Following receipt of this rating, pilots fly between 250 and 400 hours performing first officer duties at Gulfstream. By attending the Academy, pilots are able to enhance their ability to secure a permanent position with a commercial airline. The Academy’s graduates are typically hired by various regional airlines, including Gulfstream. In 2007, 80 pilots entered the First Officer Program.

History

Our business was started by Thomas L. Cooper with the formation of Gulfstream in 1988. Gulfstream began as an airline offering on-demand charter service utilizing nine-passenger, piston-powered aircraft. In 1990, we initiated scheduled commercial service by offering flights from Miami to several locations in the Bahamas. In 1994, after introducing turbo-prop aircraft, we signed our first code share agreement with United Airlines and expanded our routes in both Florida and the Bahamas. Since 1994, we have signed a series of code share agreements with our current code share partners.

Gulfstream first entered into a code share and alliance agreement with Continental, our principal alliance partner, in 1997. Gulfstream and Continental have amended the agreement on several occasions, most recently in March of 2006, which amendment included an extension of the term to 2012. Prior to our acquisition of Gulfstream, Continental assisted Gulfstream from time to time with financial transactions and aircraft acquisitions, and today holds a warrant to purchase 10% of Gulfstream’s outstanding shares.

In December 2005, we were formed by a group of investors to acquire Gulfstream and the Academy. In March 2006, we acquired approximately 89% of G-Air, which owned approximately 95% of Gulfstream at that time, and 100% of the Academy, which held the remaining 5% of Gulfstream. Subsequently, we acquired the remaining 11% of G-Air, which has been merged with and into our wholly-owned subsidiary, Gulfstream. Following these transactions, we are the sole owner of Gulfstream and the Academy, subject to Continental’s warrant to purchase 10% of the outstanding shares of Gulfstream’s common stock.

Our Competitive Strengths

•

Long-standing code share agreements with multiple major airlines. Gulfstream has code share agreements with Continental, United and Northwest. We have been a partner with each of these airlines for more than five years. Recently, our code share agreement with Continental was extended through 2012. We believe that utilizing such agreements enhances our ability to generate revenue from both local and connecting traffic. We also believe that through our alliances, we are able to control costs by contracting for reservations, ground handling and other services at lower costs. In addition, these code share relationships allow us to offer our passengers easy booking through reservation systems maintained by our code share partners and the benefits of associated frequent flier programs.

•

Well positioned in the Bahamas market. We are a leading carrier to the Bahamas and serve more destinations in the Bahamas than any other U.S. airline. We maintain our own facilities and employees at all ten of our destinations in the Bahamas and we enjoy a close cooperative relationship with Bahamian business and tourism officials. We believe that our focus on the Bahamian market allows us to identify new market opportunities and develop those opportunities more efficiently than new market entrants.

•

Diverse route network and utilization of small aircraft. We have connecting hubs in several key Florida cities, as well as daily charter flights to Cuba, which enable us to establish multiple flight crew and maintenance bases that reduce overall operating costs and enhance operational reliability. In addition, our mix of 19-seat and 30-seat aircraft and mix of business and leisure passengers enhances our ability to align aircraft capacity with market demand, while maintaining our ability to provide competitive flight frequencies. The size and scale of this operation create practical barriers to entry for new entrants and increase our ability to shift capacity according to seasonal and business-versus-leisure demand patterns. Additionally, the relatively small size and efficiency of our turboprop aircraft combine to produce trip costs that are substantially lower than operators flying larger and more expensive jet aircraft.

•

We offer reliable, quality service. We are consistently among the highest-ranked regional airlines in the country in terms of reliability. For 2007, our on-time performance was 77.7%, compared to the 73.4% average on-time performance reported by the Department of Transportation for all reporting airlines. Gulfstream has received the FAA Diamond Award, the highest level of recognition for maintenance training, for eight consecutive years.

•

The Academy has a unique first officer program. We believe the Academy has established a strong reputation for quality instruction. We offer our students the opportunity to accumulate flight hours with an airline regulated under Part 121 of the FAA regulations, sometimes referred to as Part 121 flight hours. Many airlines require pilot applicants to have a certain number of Part 121 flight hours or equivalent experience and so our students enhance their hiring prospects with regional airlines through our first officer program. In addition, the Academy provides Gulfstream with a reliable and cost-effective source of first officers and pilots.

Our Strategy

Our business strategy is to utilize small-capacity aircraft to target markets that are unserved or underserved by competing airlines. Small capacity aircraft allow for lower costs per flight, and enable us to operate profitably with fewer passengers per flight than airlines operating larger equipment.

•

Utilize turboprop aircraft to selectively expand the number of markets we serve. We use 19- and 30-passenger turboprop aircraft. Turboprop aircraft offer substantially lower acquisition costs than regional jet aircraft and, in addition, tend to be more fuel efficient than other aircraft. We believe this allows us to provide service on short, lower volume routes and achieve attractive margins, in contrast to airlines that have focused their fleets on larger regional jet aircraft, increasingly in the 70- to 90-seat category. The efficiencies associated with turboprop aircraft are more pronounced on short haul routes such as ours. Additionally, turboprop aircraft have the ability to operate out of airports with runways that are too short for certain regional jets.

We are actively seeking opportunities to grow by adding new routes, aircraft, alliance partners, or the acquisition of other regional airlines. We look for unserved or underserved short haul city pairs that have a high degree of potential for long-term profitability. These opportunities will likely include operating in new geographic areas outside our current Florida base. We have held discussions with various parties concerning new code share arrangements, additional turboprop aircraft as well as the acquisition of regional airlines. Any potential transaction involving a new code share partner or acquisition would require Continental’s prior consent. There is no assurance that we will be able to reach acceptable terms with regard to any potential transaction and if we are able to do so, that Continental would consent to such a transaction.

•

Use of alliance and code share agreements. Utilizing our alliance and code share agreements enhances our ability to generate revenue for both local and connecting traffic. By having multiple code share partners, we are able to increase our revenue per flight by accessing several sources of connecting passengers relative to what would be available within a single code share partnership arrangement. This is particularly true given that our main connecting airports are not hubs for any of our code share partners. These agreements also provide the opportunity to contract for services at lower costs, as well as to gain access to airport and other facilities, relative to what we would be able to do independently.

Further, we believe that by providing high quality service under our code share partnerships with multiple airlines in existing markets, our opportunities for expanding the scope of our relationship with those carriers may be greater.

•

Increase enrollment at the Academy. We seek to increase enrollment at the Academy through implementation of various marketing initiatives. We believe we can enhance enrollment by increasing cooperation with other regional airlines and primary flight training centers in order to produce higher levels of applicant referrals. We also encourage enrollment by developing closer integration with accredited higher education institutions offering two- and four-year degrees. Additionally, we seek to attract prospective First Officer candidates from different sources by offering training services to other regional air carriers operating similar aircraft types. We also continuously seek to assist prospective candidates in obtaining tuition financing from third party sources.

Gulfstream International Airlines

Markets Served

Gulfstream serves a number of short distance, low volume routes in Florida and the Bahamas. We offer more Bahamian destinations with more scheduled daily flights than any other U.S. carrier. Further, Gulfstream is the sole provider of scheduled service on a number of our routes. Gulfstream’s current route map is depicted below.

As of December 31, 2007, we provide non-stop service in 36 city pairs. We believe that we are the highest-frequency service provider in 31 of these 36 city pairs. We tailor our flight schedules to individual market demands in order to optimize both profitability and the number of connecting passengers to and from our code share partners. In 2007, our average fare was $121 and our average flight length was 198 miles.

All of our flights are marketed as Continental. In addition, certain flights are also marketed through our other code share partners. We estimate that over 60% of our revenue is derived from local “point to point” traffic within Florida and the Bahamas. The balance of our revenue is derived from connecting traffic from our code-share partners and other carriers destined primarily for the Bahamas. Continental is our largest connecting partner, with passengers connecting to and from Continental flights providing approximately 20% of our revenue.

Gulfstream currently operates approximately two daily round trips under charter agreements associated with our Cuba operations and two to three daily round trip flights to Andros Island under an agreement with a government subcontractor. In addition, Gulfstream operates on-demand charters for various customers throughout the year.

Code Share Agreements

Continental Code Share Agreement

Our primary alliance partner is Continental. Pursuant to an amended and restated alliance agreement with Continental dated December 30, 1999, as amended, which we refer to as the Continental code share agreement, Gulfstream displays the Continental “CO” designator code on all of our flights marketed to the public. Our customers may participate in Continental’s One Pass frequent flyer program.

Under this agreement, we pay Continental for various services, including ticketing, reservations, revenue accounting, and various levels of airport services. We also incur fees for computerized reservation system transactions and participation in Continental’s frequent flyer program.

Gulfstream receives all of the revenue generated by “local,” or non-connecting, passengers flown, and a portion of the total revenue from passengers connecting to or from Continental. Continental sets all prices for connecting markets, and Gulfstream sets prices on our local markets. Approximately 20% of our passenger revenue is derived from passengers connecting from Continental flights.

The term of this agreement will continue through at least May 3, 2012, unless earlier terminated for cause. Cause is defined to include:

•

breach of any material provision of the agreement that is not cured within a 60-day period;

•

suspension or revocation of our authority to operate as an airline, either in whole or with respect to the CO-designated flights;

•

citation by any government authority for significant noncompliance with any material marketing or operation law, rule or regulation with respect to a CO-designated flight;

•

the filing of a petition in bankruptcy by or against us;

•

our failure to maintain required insurance coverage;

•

our failure to maintain any of our aircraft in an airworthy condition;

•

our failure to conduct operations in accordance with standards, rules and regulations promulgated by any government authority; or

•

Except as otherwise agreed by us and Continental, a completion factor by us of less than 95% during any 21 day period or 50% during any three day period with respect to Continental flights operated by us (including in such calculations all flights canceled less than one week prior to the date of its scheduled operation and excluding flights not completed due to weather or ATC).

In addition, Continental may terminate the agreement immediately if there is a change of control, as defined in the agreement, of Gulfstream without Continental’s prior written consent.

Continental has the right to appoint an individual to our Gulfstream subsidiary’s board of directors or the right to observe its board meetings. Continental may also receive our audited financial statements, inspect our books, accounts and records and audit our operational procedures.

Gulfstream and Continental have agreed to indemnify each other for any damages arising out of either party’s acts or omissions related to the agreement. Specifically, Gulfstream has agreed to indemnify Continental for any losses arising from our possession and use of Continental’s tickets, boarding passes and other materials, including, but not limited, to lost or forged tickets.

With certain exceptions, we are required to obtain Continental’s consent to enter into additional airline code share agreements. We have also agreed to limit utilization of the United Airlines designator code to specific numbers of flights and between specific cities.

In addition to our long-term principal alliance with Continental, we have the following code share agreements:

United Airlines Code Share Agreement

We entered into a code share agreement with United in 1994, which has been amended several times, most recently in October of 2006. We provide code share operations with United to and from Tampa, Miami, Key West, Ft. Lauderdale, Orlando, Grand Bahama Island and Nassau, Bahamas. Approximately 8% of our passenger revenue is derived from passengers connecting from United’s flights. The agreement may be cancelled upon 180 days’ written notice, unless either party breaches the agreement, in which case it may be terminated upon shorter notice.

Revenue sharing formulas for proration of revenue are set forth in a separate prorate agreement, which is amended or replaced annually. Our passengers may also participate in the United frequent flyer program.

Northwest Airlines Code Share Agreement

Gulfstream has entered into a code share agreement and related prorate agreement, each dated February 11, 2000, with Northwest, which permits us to use the “NW” designator code to identify certain Gulfstream regional flights. Currently, we operate NW-designated code share flights to and from Tampa, Miami, Key West, Ft. Lauderdale and Nassau, Bahamas. Revenue from NW-designated flights is allocated pursuant to the prorate agreement. Approximately 7% of our passenger revenue is derived from passengers connecting from Northwest’s flights.

The agreement is terminable upon 180 days’ notice without cause, but may be terminated immediately for cause. “Cause”, as defined in the agreement, includes the failure to maintain specified levels of operational reliability, bankruptcy, loss of airline licensing or dissolution. Additionally, Northwest may terminate immediately if we or one of our affiliates begins operating any aircraft with 60 or more seats and a takeoff weight of 70,000 pounds or more.

We have agreed to provide Northwest with 30 days’ prior written notice before entering into any code share or frequent flyer agreement with another major airline serving the cities where we provide NW-designated flights. Additionally, our customers may participate in the Northwest frequent flier program.

Copa Code Share Agreement

We entered into a code share agreement on July 1, 2005 with Copa Airlines, to permit us to use the “CM” designator code on Gulfstream flights from Miami to Orlando, Tampa, Key West, Gainesville, Nassau and Freeport. The agreement requires us to provide certain minimal operational standards. Copa Airlines, a Continental alliance partner, handles reservation services for passengers of CM-designated flights, as it would for all other Copa Airlines flights, through the Continental reservation system and provides check-in and ticketing services. We receive a standard prorated amount for each passenger we fly on a CM-designated flight. To date, this has not been a material source of our revenue.

Marketing

Under our code share agreement, Continental provides all reservations and related services for sales and marketing for CO-designated flights. Northwest, United and Copa Airlines are responsible for reservations of connecting passengers marketed under their respective codes.

We are responsible for the scheduling of all of our flights and are also responsible for setting prices and managing revenue for our local passengers. Local passengers are passengers whose itinerary is not constructed using a single fare over multiple flight segments. Our code share partners are responsible for setting prices and managing revenue for our connecting passengers. We retain all of the revenue associated with our local passengers and a portion of the revenue associated with connecting passengers pursuant to revenue sharing agreements with our code share partners.

Flight Equipment

Our fleet currently consists of B1900D and EMB-120 aircraft. The average age of our B1900D fleet is 12 years. The B1900D aircraft is a 19-seat, twin engine turbo prop that has a pressurized, stand-up cabin, and cruises at 300 miles per hour. It is ideal for short trips, and its lower operating costs make it much more economical than larger mid-sized aircraft for the frequent, short flights that we operate. We lease 27 B1900Ds under agreements that expire between 2008 and 2010; however, at our option, we can extend 15 of these leases. We also have the option to purchase up to 21 of these aircraft.

In December 2004, we purchased seven EMB-120 aircraft from Atlantic Southeast Airlines. In March of 2007, we purchased an additional EMB-120, which entered into revenue service in December 2007.  The average age of our EMB-120 aircraft is 15 years. The EMB-120 is a larger, 30-seat, pressurized aircraft that is equipped with advanced avionics. Passenger comforts include stand-up headroom, a lavatory, overhead baggage compartments and flight attendant service. It offers a 330-mile per hour cruising speed with a range of 750 miles.

We believe that our fleet is well suited for the markets we serve. Our turbo-prop aircraft allow us to operate short distance sectors efficiently and achieve break-even revenues at lower levels than larger jet aircraft. This allows us to operate more flights per day and target smaller markets, which we believe provides us with a key advantage at non-hub airports. In addition, by operating only two aircraft types, we are able to simplify our maintenance training and parts inventory and achieve lower overall operating costs. These aircraft are no longer being manufactured and there is a limited supply of used aircraft of this type.

Training and Aircraft Maintenance

Airframe maintenance performed on our aircraft can be divided into two general categories: line maintenance and heavy maintenance. Line maintenance consists of routine, scheduled maintenance checks, including pre-flight, daily and overnight checks, and any diagnostics and routine repairs. Heavy maintenance consists of more complex inspections and overhauls, and servicing of the aircraft. Most of our line maintenance and heavy maintenance is performed by our own highly experienced technicians at our hangar in Fort Lauderdale. Parts and supply inventories are primarily maintained in Fort Lauderdale and, in smaller amounts, at our locations in Miami, Tampa and West Palm Beach. Some line maintenance is also carried out at other locations in Florida by employees or third-party contractors. Maintenance checks are performed in accordance with the guidelines established by the aircraft manufacturer. These checks are based on the number of hours or calendar months flown by each individual aircraft.

We employ over 100 maintenance professionals, including engineers, supervisors, technicians and mechanics, who perform airframe maintenance in accordance with maintenance programs that are established by the manufacturer and approved and certified by international aviation authorities. Every mechanic is trained in manufacturer-specified procedures and goes through our rigorous in-house training program. Each of our mechanics is licensed by the Federal Aviation Authority (“FAA”). Our safety and maintenance procedures are reviewed and periodically audited by the FAA. We have received the FAA Diamond Award, the highest level of recognition for maintenance training, for seven consecutive years.

We have agreements for maintaining our engines, propellers, landing gears and avionics with third-party contractors. Our engines are maintained under a long-term agreement with a third party provider, which provides for engine maintenance under a fleet management program.

Pricing and Revenue Management

We believe effective revenue management, particularly during peak periods, contributes to our strong operating performance. We are responsible for setting prices in local markets and our code share partners are responsible for setting prices in connecting markets. We try to maximize the overall revenue of our flights by utilizing certain revenue management policies. Our revenue management systems and procedures enable us to understand markets, anticipate customer demand and respond quickly to revenue enhancement opportunities.

The number of seats offered at each fare is established through a continual process of forecasting and analysis. Generally, past booking history and seasonal trends are used to forecast anticipated demand. These historical forecasts are combined with current bookings, upcoming events, competitive pressures and other factors to establish a mix of fares designed to maximize revenue. This allows us to balance loads and capture more revenue from existing capacity.

Seasonality

Our business is subject to substantial seasonality, primarily due to leisure and holiday travel patterns, particularly in the Bahamas. Traditionally, we experience the strongest demand from February to July, and the weakest demand from August to October, during which period we typically suffer operating losses. As a result, our operating results for a quarterly period are not necessarily indicative of operating results for an entire year, and historical operating results are not necessarily indicative of future operating results. Our results of operations generally reflect this seasonality. Our operating results are also impacted by numerous other cycles and factors that are not necessarily seasonal.

Government Regulation

All interstate air carriers, including Gulfstream, are subject to regulation by the Department of Transportation (“DOT”), the FAA and other governmental agencies. Regulations promulgated by the DOT primarily relate to economic aspects of air service. The FAA requires operating, air worthiness and other certificates and certain record-keeping procedures. FAA approval is required for personnel who engage in flight, maintenance or operating activities and flight training and retraining programs. Generally, governmental agencies enforce their regulations through certifications, which are necessary for the continued operations of Gulfstream, and proceedings, which can result in civil or criminal penalties or revocation of operating authority. The FAA can also issue maintenance directives and other mandatory orders relating to, among other things, grounding of aircraft, inspection of aircraft, installation of new safety-related items and the mandatory removal and replacement of aircraft parts.

We believe Gulfstream is operating in compliance with FAA regulations and holds all necessary operating and airworthiness certificates and licenses. We incur substantial costs in maintaining current certifications and otherwise complying with the laws, rules and regulations to which Gulfstream is subject. Our flight operations, maintenance programs, record keeping and training programs are conducted under FAA-approved procedures. We do not operate at any airports where the FAA has restricted landing slots.

All air carriers are required to comply with federal laws and regulations pertaining to noise abatement and engine emissions. All air carriers are also subject to certain provisions of the Federal Communications Act of 1934, as amended, because of their extensive use of radio and other communication facilities. Gulfstream is also subject to certain other federal and state laws relating to protection of the environment, labor relations and equal employment opportunity. We believe that Gulfstream is in compliance in all material respects with these laws and regulations.

Safety and Security

We are committed to the safety and security of our passengers and employees. Since the September 11, 2001 terrorist attacks, Gulfstream has taken many steps, both voluntarily and as mandated by governmental agencies, to increase the safety and security of our operations. Some of the safety and security measures we have taken, along with our code share partners, include: aircraft security and surveillance, positive bag matching procedures and enhanced passenger and baggage screening and search procedures. We are committed to complying with future safety and security requirements.

Charter Services

Gulfstream Air Charter, Inc. (“GAC”), a company which is owned by Thomas L. Cooper, operates licensed charter flights between Miami and Havana. GAC is licensed by the Office of Foreign Assets Control of the U.S. Department of the Treasury as a carrier and travel service provider for charter air transportation between designated U.S. and Cuban airports.

Pursuant to a services agreement between Gulfstream and GAC, Gulfstream provides use of its aircraft, flight crews, the Gulfstream name, insurance, and service personnel, including passenger, ground handling, security, and administrative. Gulfstream also maintains the financial records for GAC. Gulfstream receives 75% of the income generated by GAC’s Cuban charter operation.

In June 2006, Gulfstream began services under a long-term subcontract with Computer Sciences Corporation to operate daily flights between West Palm Beach and Andros Town, Bahamas. This contract provides for approximately two to three daily round trips and had an initial period of 21 months from inception, with extensions up to an additional 12 years. The latest 2-year extension was signed on February 8, 2008. The contract is structured as a fixed-fee arrangement, with adjustments for market fuel prices. It further specifies performance standards, as well as bonus payments for exceeding those standards. As part of this agreement, Gulfstream leased two B1900D aircraft to support the operation.

In preparation for this operation, Gulfstream obtained certification from the Commercial Airline Review Board of the U.S. Department of Defense (“DOD”). Having this certification could have the effect of increasing the number of opportunities for Gulfstream to provide additional charter flights to the DOD.

Gulfstream also provides on-demand passenger charter services based on aircraft availability.

The Academy

The Academy offers training programs for pilots holding commercial, multi-engine, and instrument certifications. Pilots with these ratings are qualified to fly commercial aircraft but seek to improve their marketability by accumulating additional training and flying time. The Academy enhances our student’s career prospects by providing them with the training and experience necessary to obtain pilot positions with commercial airlines.

Traditionally, pilots can work as flight instructors for up to two years to gain this additional training and flying time. The Academy offers an alternative to this traditional means of gathering additional flight experience. By enrolling in one of the Academy’s programs, students are able to more quickly accumulate the qualifications demanded by the commercial airlines. A number of U.S. airlines accept Academy graduates with a lower total flight time than these airlines require of other newly hired pilots, reflecting the value they place on the Academy’s training. The Academy graduates have also experienced a high success rate in completing training at airlines, which translates into cost savings for the airlines.

The Academy employs approximately six full-time flight and ground instructors. The Academy’s instructors have, on average, been providing training for approximately 15 years each and have cumulatively amassed in excess of 63,000 actual flight hours. The Academy enrolled 80 students in 2007, and estimates that 99% were or will be hired by airlines after graduation, including those hired by Gulfstream. The Academy does not make loans to our students, but we do have arrangements with several financial institutions to facilitate the financing of students’ tuition.

The Academy’s training facility in Fort Lauderdale has several ground school classrooms, a series of flight training devices used for procedural training and cockpit familiarization, as well as two non-motion flight simulators, one of which is for B1900D aircraft training. The Academy contracts for full-motion flight simulators at facilities in Atlanta, Georgia, Orlando, Florida, and Fort Pierce, Florida.

The Academy offers two principal programs: the First Officer Program and the CRJ Jet Transition Course.

First Officer Program

The First Officer Program is a comprehensive program designed to prepare pilots for their commercial airline careers. The program entails a “train to proficiency” concept, typically resulting in well over 500 hours of training time, including ground school, simulator time and observation flights. This first portion of the program can be completed in three months. The second portion of the program involves up to 400 hours of FAA Regulation Part 121 commercial airline flight hours as a First Officer at Gulfstream. FAA Regulation Part 121 established operating standards and is the principal operating regulation applicable to all major US airlines. Gulfstream relies on the Academy as its preferred source of pilots, and nearly all of our permanent pilots are graduates of the First Officer Program.

CRJ Jet Transition Program

For students who have completed the First Officer Program or have comparable prior experience and who wish to enhance their prospects to fly a regional jet, the Academy has developed the CRJ Jet Transition Program, which we began to offer in 2007. Under this two week program, our students receive extensive ground school instruction as well as simulator training for regional jets.

In addition to our two programs, the Academy provides training services to Gulfstream. While the Academy holds an FAA Part 142 certificate, enabling us to operate a flight training center on behalf of other airlines, we presently do not provide any training services to other airlines.

Ground Operations

In the Bahamas, we lease ticket counters, check-in and boarding and other facilities and Gulfstream employees provide substantially all of the operations services.

In Key West and Gainesville, Florida, we lease our facilities and Gulfstream employees provide operations services. At all other Florida airports, Gulfstream contracts out all or a portion of our ground operations. From time to time, Gulfstream reviews these arrangements and evaluates the most economical operations structure.

Insurance

We maintain insurance policies that we believe are of types customary in the industry and in amounts we believe are adequate to protect against material loss. These policies principally provide coverage for public liability, passenger liability, baggage and cargo liability, property damage, including coverages for loss or damage to our flight equipment, and workers’ compensation insurance. We cannot assure, however, that the amount of insurance we carry will be sufficient to protect us from material loss.

Environmental Matters

We are subject to various federal, state, local and foreign laws and regulations relating to environmental protection matters. These laws and regulations govern such matters as environmental reporting, storage and disposal of materials and chemicals and aircraft noise. We are, and expect in the future to be, involved in environmental matters and conditions at, or related to, our properties, but we do not expect the resolution of any such matters to have a material adverse effect on the Company’s operations. We are not currently subject to any material environmental cleanup orders or actions imposed by regulatory authorities. We are not aware of any active material environmental investigations related to our assets or properties.

Raw Materials and Energy

Fuel costs are a major component of our operating expenses. We contract with World Fuel Services to provide approximately half of our fuel, principally for international destinations. Most of our domestic fuel consumption is provided by Continental. The following chart summarizes our fuel consumption and costs:

	Years Ended December 31
	2005	2006	2007
Gallons consumed, in thousands	9,953	10,500	10,729
Total cost, in thousands (1)	$18,890	$22,848	$24,912
Average price per gallon (2)	$1.90	$2.18	$2.32
Percent of airline revenue (3)	23.3%	23.9%	24.7%

———————

(1)

Total cost does not include into-plane service fees.

(2)

Average price per gallon excludes into-plane service fees.

(3)

Including into-plane service fees.

Fuel costs are extremely volatile, as they are subject to many global economic and geopolitical factors that we can neither control nor accurately predict. On a purchase-order basis with World Fuel Services, we purchase bonded fuel for our international flights, which are exempt from federal excise taxes. Therefore, our fuel costs may not be directly comparable to costs incurred by other airlines. Gulfstream has, from time to time, implemented limited fuel cost management programs in the form of pre-ordering of specific quantities of fuel at specific locations at then-market rates. These cost management programs have not had a material impact on our financial results. Significant increases in fuel costs would have a material adverse effect on our operating results.

Trademarks and Trade Names

Our flights are operated under the names of our code share partners, including Continental, United Airlines, Northwest Airlines, and Copa Airlines. Because we do not operate scheduled flights under our trade names, we have not registered any trademarks or trade names.

Employee and Labor Relations

As of December 31, 2007, we had 707 full time employees, of which 695 were employed by Gulfstream and 12 were employed by the Academy. Of the 695 employees of Gulfstream, 219 are union employees.

As of December 31, 2007, Gulfstream employs the following:

As of December 31, 2007
Classification

Pilots	198
Station personnel	280
Maintenance personnel	129
Administrative and clerical personnel	19
Flight attendants	21
Management	25
Other flight operations	23

Total employees	695

Gulfstream’s tenured pilots are represented under a collective bargaining agreement with the Teamsters union. A new agreement was ratified by the members in June 2006 and continues through June 2009. Our flight attendants voted for representation by the International Aerospace Workers, or IAM, in July 2006. We are currently in the process of negotiating an agreement with the IAM.   At this point, no other employees are represented by unions. We have never experienced a work stoppage and no labor disputes, strikes or labor disturbances are currently pending or threatened against us. We believe we have good relations with our union employees at each of our facilities.

As of December 31, 2007, the Academy employed six administrative employees and six full-time flight and ground instructors. None of our Academy employees are represented by labor unions.

Item 1A.

Risk Factors

An investment in our common stock is risky. You should carefully consider the following risks, as well as the other information contained in this Form 10-K, before investing. If any of the following risks actually occurs, our business, business prospects, financial condition, cash flow and results of operations could be materially and adversely affected. In this case, the trading price of our common stock could decline, and you might lose part or all of your investment.  We may amend or supplement the risk factors described below from time to time by other reports we file with the SEC in the future.

Risks Related To Our Industry

The airline industry is unpredictable.

The airline industry has experienced tremendous challenges in recent years and will likely remain volatile for the foreseeable future. Among other factors, the financial challenges faced by major carriers, including Delta Airlines, United Airlines and Northwest Airlines, and increased hostilities in the Middle East and other regions have significantly affected, and are likely to continue to affect, the U.S. airline industry. These conditions have resulted in declines and shifts in passenger demand, increased insurance costs, volatile fuel prices, increased government regulations and tightened credit markets, all of which have affected, and will continue to affect, the operations and financial condition of participants in the industry, including us, major carriers (including our code share partners), competitors and aircraft manufacturers. These industry developments raise substantial risks and uncertainties which will affect us, major carriers (including our code share partners), competitors and aircraft manufacturers in ways that we currently are unable to predict.

The airline industry is subject to the impact of terrorist activities or warnings.

The terrorist attacks of September 11, 2001 and their aftermath negatively impacted the airline industry in general, including our operations. In particular, the primary effects experienced by the airline industry included a substantial loss of passenger traffic and revenue. While airline passenger traffic and revenue have recovered since the terrorist attacks of September 11, 2001, additional terrorist attacks could have a similar or even more pronounced effect. Even if additional terrorist attacks are not launched against the airline industry, there will be lasting consequences of the September 11, 2001 attacks, including increased security and insurance costs, increased concerns about future terrorist attacks, increased government regulation and airport delays due to heightened security. Additional terrorist attacks or warnings of such attacks, and increased hostilities or prolonged military involvement in the Middle East or other regions, could negatively impact the airline industry, and result in decreased passenger traffic and yields, increased flight delays or cancellations associated with new government mandates, as well as increased security, fuel and other costs. There can be no assurance that these events will not harm the airline industry generally or our operations or financial condition in particular.

Our operations may be adversely impacted by increased security measures mandated by regulatory authorities.

Because of significantly higher security and other costs incurred by airports since September 11, 2001, many airports significantly increased their rates and charges to air carriers, including us, and may do so again in the future. On November 19, 2001, the U.S. Congress passed, and the President signed into law, the Aviation and Transportation Security Act, also referred to as the Aviation Security Act. This law federalized substantially all aspects of civil aviation security and created the Transportation Security Administration (“TSA”) to which the security responsibilities previously held by the Federal Aviation Administration (“FAA”) were transitioned. The TSA is an agency of the Department of Homeland Security. The Department of Homeland Security and the TSA and other agencies within the Department of Homeland Security have implemented numerous security measures, including the passing of the Aviation Security Act, that affect airline operations and costs, and are likely to implement additional measures in the future. The Department of Homeland Security has announced greater use of passenger data for evaluating security measures to be taken with respect to individual passengers, expanded use of federal air marshals on flights (thus displacing revenue passengers), investigating a requirement to install aircraft security systems (such as active devices on commercial aircraft as countermeasures against portable surface to air missiles) and expanded cargo and baggage screening. Funding for airline and airport security required under the Aviation Security Act is provided in part by a $2.50 per segment passenger security fee for flights departing from the U.S., subject to a $10 per roundtrip cap; however, airlines are responsible for costs incurred to meet security requirements beyond those provided by the TSA. There is no assurance this fee will not be raised in the future as the TSA’s costs exceed the revenue it receives from these fees. Similarly, we could be adversely affected by any implementation of stricter security measures by the Bahamian government. We cannot provide assurance that additional security requirements or security-related fees enacted in the future will not adversely affect us financially.

The airline industry is heavily regulated.

All interstate airlines are subject to regulation by the Department of Transportation (the “DOT”), the FAA and other governmental agencies. Regulations promulgated by the DOT primarily relate to economic aspects of air service. The FAA requires operating, air worthiness and other certificates; approval of personnel who may engage in flight, maintenance or operation activities; record keeping procedures in accordance with FAA requirements; and FAA approval of flight training and retraining programs. We cannot predict whether we will be able to comply with all present and future laws, rules, regulations and certification requirements or that the cost of continued compliance will not have a material adverse effect on our operations. We incur substantial costs in maintaining our certifications and otherwise complying with the laws, rules and regulations to which we are subject. A decision by the FAA to ground, or require time-consuming inspections of or maintenance on, all or any of our aircraft for any reason may have a material adverse effect on our operations. In addition to state and federal regulation, airports and municipalities enact rules and regulations that affect our operations. From time to time, various airports throughout the country have considered limiting the use of smaller aircraft, such as our aircraft, at such airports. The imposition of any limits on the use of our aircraft at any airport at which we operate could have a material adverse effect on our operations. Because we operate only two types of aircraft and have our operations centered at Fort Lauderdale Airport, we are particularly susceptible to any such limitations.

The FAA may change its method of collecting revenues.

The FAA funds its operations largely through a tax levied on all users of the system based on ticket sales as well as a tax on fuel. As the airline industry changes, the trust fund that provides funding for the FAA’s capital accounts and all or some portion of its operations has experienced an increase in its costs without a corresponding rise in its revenue such that in its fiscal 2004, the FAA’s costs exceeded its revenues by more than $4 billion. Further, the existing authority for the current FAA taxing system expired on September 30, 2007. As a result, the FAA has discussed eliminating or amending the current tax system and implementing user fees that could cause us to incur potentially significant additional expenses. If the FAA implements a user fee or otherwise increases its tax rate, we may not be able to pass this increased expense on to our customers. Such an expense could have a material adverse impact on our ability to conduct business.

A Senate draft version of the FAA Reauthorization Bill has proposed a $25 per-flight fee be charged on all flights, regardless of aircraft size. The recently passed House version of the Bill does not include such a fee. There can be no assurance that the final version of the Reauthorization Bill would exempt small commercial aircraft such as those operated by Gulfstream from these new charges.

The airline industry is characterized by low profit margins and high fixed costs.

The airline industry is characterized generally by low profit margins and high fixed costs, primarily for personnel, debt service and rent. The expenses of an aircraft flight do not vary significantly with the number of passengers carried and, as a result, a relatively small change in the number of passengers or in pricing could have a disproportionate effect on an airline’s operating and financial results. Accordingly, a minor shortfall in our expected revenue levels could harm our business.

The airline industry is highly competitive.

In general, the airline industry is highly competitive. Gulfstream not only competes with other regional airlines, some of which are owned by or operated as code share partners of major airlines, but we also face competition from low cost carriers and network airlines on many of our routes. One of our primary competitors in the Bahamas market, Bahamasair, is owned by the government of the Bahamas and receives substantial subsidies to fund operating losses. The receipt of these subsidies may reduce the airline’s requirement to take necessary actions to improve profitability, including raising prices to offset fuel costs. Gulfstream also competes with alternative forms of transportation, such as charter aircraft, automobiles, commercial and private boats and trains.

Barriers to entry in most of Gulfstream’s markets are limited, and some of Gulfstream’s competitors are larger and have significantly greater financial and other resources. Moreover, federal deregulation of the industry allows competitors to rapidly enter markets and to quickly discount and restructure fares. The airline industry is particularly susceptible to price discounting because airlines incur only nominal costs to provide service to passengers occupying otherwise unsold seats.

Risks Related To Our Business

We have substantial fixed obligations.

As of December 31, 2007, we had $8.7 million of debt. In addition, we have annual lease payments of approximately $6.7 million per year on our fleet of 27 B1900D aircraft, as well as a liability for the return of engines borrowed from the lessor of $3.8 million over the next several years. We believe we can fund our operations for the next twelve months through a combination of cash on hand, and cash we can obtain through refinancing or sales of certain assets, and implementation of our revised business plan. In January 2008, we began implementation of this revised business plan to mitigate as much as possible the effects of the increased price of jet fuel by reducing the complexity of our operations, lowering our operating expenses and raising cash by selling or refinancing certain aircraft and parts.  However, we can make no assurance that implementation of this revised business plan will be timely or successfully completed. Our weakest seasonal period typically occurs between August and December each year. There can be no assurance that our operations will generate sufficient cash flow to service our debt and lease obligations on a longer-term basis. The size of our debt and lease obligations could negatively affect our financial condition, results of operations and the price of our common stock.

We would be adversely affected by the loss of key personnel.

Our success is dependent upon the continued services of our management team. Our executives have substantial experience and expertise in our business and have made significant contributions to our growth and success. The loss of one of our executives or any other key employees (including the senior management team of Gulfstream and the Academy) could adversely affect our business, financial condition or results of operations. We do not maintain key-man life insurance on our management team.

We may experience difficulty finding, training and retaining employees.

Gulfstream and the Academy are labor-intensive businesses. The airline industry has from time to time experienced a shortage of qualified personnel, specifically pilots and maintenance technicians. Should the turnover of employees, particularly pilots and maintenance technicians, sharply increase, the result will be significantly higher training costs than otherwise would be necessary. Recently, it has become increasingly difficult to attract and retain employees in our industry in South Florida. There can be no assurance that Gulfstream or the Academy will be able to recruit, train and retain the qualified employees that we need from time to time. In addition, Gulfstream has been dependent on the Academy as a source of new pilots. Gulfstream’s flights are operated by a pilot and a first officer. A substantial portion of the first officers employed by Gulfstream are supplied by the Academy. Should there be a shortage of new pilots from the Academy, Gulfstream would likely incur significantly higher training costs and labor expenses.

Expansion of operations could result in operating losses.

We are actively seeking opportunities to grow by adding new routes, aircraft, alliance partners, or by acquiring other regional airlines. These opportunities will likely include operating in areas away from our current Florida base. A material increase in the scope or scale of our operations could lead to integration difficulties, which could result in short- and/or long-term operating losses.

We will incur significant costs as a result of operating as a public company.

As a public company, we will incur significant legal, accounting and other expenses that we did not incur as a private company. The Sarbanes-Oxley Act of 2002, as well as the requirements applicable to listing on the American Stock Exchange, have required changes in corporate governance practices of public companies. We expect these regulations and requirements to increase our legal and financial compliance costs and to make some activities more time-consuming and costly. For example, as a result of being a public company, we will be required to create additional board committees. We will incur additional costs associated with our public company reporting requirements. As a public company, we also expect that it will be more expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as executive officers. If we are unable to effectively adjust our cost structure to address a significant increase in our legal, accounting and other expenses, our sales level and profitability could be harmed and our operations could be materially adversely affected.

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud and, as a result, our business could be harmed and current and potential stockholders could lose confidence in us, which could cause our stock price to fall.

We will be performing the system and process evaluation and testing (and any necessary remediation) required to comply with the management certification requirements of Section 404 of the Sarbanes-Oxley Act of 2002, which we expect will first apply to us for our fiscal year ending December 31, 2008. As a result, we expect to incur substantial additional expenses and diversion of management’s time. We cannot be certain as to the timing of completion of our evaluation, testing and remediation actions or their effect on our operations since there is presently no precedent available by which to measure compliance adequacy. If we are not able to implement the requirements of Section 404 in a timely manner or with adequate compliance, we may not be able to accurately report our financial results or prevent fraud and might be subject to sanctions or investigation by regulatory authorities such as the SEC or the American Stock Exchange. Any such action could harm our business or investors’ confidence in us, and could cause our stock price to fall.

Risks Related To Gulfstream

Gulfstream is dependent on our code share relationships.

Gulfstream depends on relationships created by code share agreements with Continental, United and Northwest for a significant portion of our revenues. Currently, passengers that have connected from Continental, United and Northwest account for approximately 22%, 8% and 7% of our passenger revenue, respectively. Additionally, virtually all of our “local,” or non-connecting, traffic is booked through Continental’s reservation system. Any material modification to, or termination of, our code share agreements with any of these partners could have a material adverse effect on our financial condition and the results of operations. Each of the code share agreements contains a number of grounds for termination by our partners, including failure to meet specified performance levels. Further, these agreements limit our ability to enter into code share agreements with other airlines.

Gulfstream’s code share partners may expand their direct operation of regional jets, thus limiting the expansion of our relationships with them. A decision by any of Gulfstream’s code share partners to phase out Gulfstream’s contract-based code share relationships or enter into similar agreements with one or more of Gulfstream’s competitors could have a material adverse effect on Gulfstream’s business, financial condition or results of operations.

Also, our code share partners may be restricted in increasing the level of business that they conduct with Gulfstream, thereby limiting our growth. Union scope clauses at major airlines may limit or prohibit certain types of code share operations, including those by Gulfstream.

Gulfstream is dependent on the financial strength of our code share partners.

Gulfstream is directly affected by the financial and operating strength of its code share partners. In the event of a decrease in the financial or operational strength of any of the code share partners, such partner may be unable to make the payments due to Gulfstream under the code share agreement. It is possible that if any of the code share partners file for bankruptcy, Gulfstream’s code share agreement with such partner may not be assumed in bankruptcy and could be modified or terminated. Two of our code share partners, United Airlines and Northwest Airlines, have recently emerged from Chapter 11 reorganization.

We operate our code share relationships as revenue-sharing arrangements.

Under the revenue sharing, or pro rate, arrangements that we have in place with our code share partners, we bear substantially all costs associated with our flights. Because we are responsible for such costs, factors such as rising fuel costs, increases in operating expenses and decreases in ticket prices or passenger loads could cause our profits to decrease and could have a material adverse effect on our financial condition or results of operations.

The availability of additional and/or replacement code share partners is limited and airline strategic consolidations could have an impact on operations in ways yet to be determined.

The airline industry has undergone substantial consolidation, and it may in the future undergo additional consolidation. Other developments include domestic and international code share alliances between major carriers, such as the “SkyTeam Alliance,” that includes Delta Airlines, Continental and Northwest, among others. Any additional consolidation or significant alliance activity within the airline industry could limit the number of potential partners with whom Gulfstream could enter into code share relationships and materially adversely affect our relationship with our current code share partners.

There is no assurance that our relationship with our code share partners would survive in the event that any such code share partner merges with another airline.

Similarly, the bankruptcy or reorganization of one or more of our competitors may result in rapid changes to the identity of our competitors in particular markets, a substantial reduction in the operating costs of our competitors or the entry of new competitors into some or all of the markets we serve. We are unable to predict exactly what effect, if any, changes in the strategic landscape might have on our business, financial condition and results of operations.

There are constraints on our ability to establish new operations to provide airline service to major airlines other than our code share partners.

Our code share agreement with Continental requires that we seek their consent prior to establishing new code share agreements, subject to limited exceptions, as well as prior to acquiring another regional carrier. In the absence of such consent, we would have to establish a new operating subsidiary, separate from Gulfstream, which would require a substantial expenditure of management time and Company resources.

Additionally, pursuant to our code share agreement with Northwest, we may only provide airline service to other major airlines using aircraft certificated as having (1) less than 60 seats and (2) a maximum gross takeoff weight of less than 70,000 pounds (or such greater seat or weight limits as may be established under Northwest’s collective bargaining agreement with its pilots).

Fluctuations in fuel costs could adversely affect our operating expenses and results.

Aircraft fuel consumes an increasingly significant portion of our airline revenue (23.3% for 2005, 23.9% for 2006 and 24.7% for 2007). The price of aircraft fuel is unpredictable and has increased significantly in recent periods based on events outside of our control, including geopolitical developments, regional production patterns, environmental concerns and financial speculation. Because of the effect of these events on the price and availability of aircraft fuel, the cost and future availability of fuel cannot be predicted with any degree of certainty. We cannot assure you increases in the price of fuel can be offset by higher revenue. We carry limited fuel inventory and we rely heavily on our fuel suppliers. We cannot assure you we will always have access to adequate supplies of fuel in the event of shortages or other disruptions in the fuel supply. Price escalations or reductions in the supply of aircraft fuel will increase our operating expenses and could cause our operating results and net income to decline. Additionally, price escalations or reductions in the supply of aircraft fuel could result in the curtailment of our service. Some of our competitors may be better positioned to obtain fuel in the event of a shortage.

Our business is subject to substantial seasonal and cyclical volatility.

Gulfstream’s business is subject to substantial seasonality, primarily due to leisure and holiday travel patterns, particularly in the Bahamas. Traditionally, we experience the strongest demand from February to July, and the weakest demand from August to October, during which period we typically suffer operating losses. As a result, our operating results for a quarterly period are not necessarily indicative of operating results for an entire year, and historical operating results are not necessarily indicative of future operating results. Our results of operations generally reflect this seasonality. Our operating results are also impacted by numerous other cycles and factors that are not necessarily seasonal. These factors include the extent and nature of fare changes and competition from other airlines, changing levels of operations, national and international events, fuel prices and general economic conditions, including inflation. Because a substantial portion of both personal and business airline travel is discretionary, the industry tends to experience adverse financial results in general economic downturns.

Any inability to acquire and maintain additional compatible aircraft or engines would increase our operating costs and could harm our profitability.

Our fleet currently consists of B1900D turboprop aircraft and EMB-120 turboprop aircraft, each equipped with two engines. Although our management believes there is an adequate supply of such aircraft and engines available at reasonable prices and terms to meet our current needs, we are unable to predict how long these conditions will continue. Any increase in demand for these aircraft or engines could restrict our ability to obtain additional aircraft, engines and spare parts. Because neither of the aircraft we operate are in active production, we may be unable to obtain additional suitable aircraft, engines or spare parts on satisfactory terms or at the time needed for our operations or for the implementation of our growth plan. Further, as fuel costs increase or remain at elevated levels, the demand for highly fuel-efficient turboprop aircraft may also increase. This increase in demand could cause a shortage in the supply of reasonably priced turboprop aircraft. Such a decrease could adversely affect our ability to expand our fleet or to replace outdated aircraft, which in turn could hinder our growth or reduce our revenues.

Maintenance expenses for Gulfstream’s fleet could increase.

Gulfstream’s fleet consists of aircraft that were delivered from 1990 to 1996. As the age of our aircraft increases, additional resources may be required to sustain their reliability levels. There can be no assurance that such additional resources will not be material.

Any inability to extend the lease terms of our existing aircraft or obtain financing for additional aircraft could adversely affect our operations.

We finance our aircraft through either operating lease financing or secured debt. Most of our existing fleet of B1900Ds are leased from the manufacturer pursuant to a lease agreement that expires in 2010. We have the option to extend the leases for up to 15 aircraft from six to 24 months after the expiration period; however, there can be no assurance that this lease agreement can be extended further on reasonable terms. If we are unable to extend these leases, we also have the option to purchase up to 21 of these aircraft; however, we may not be able to secure financing on acceptable terms, if at all. Further, neither the B1900D nor the EMB-120 is currently produced by their manufacturers and there is currently a limited supply of these aircraft. If we are unable to obtain replacement aircraft on economically reasonable terms, our business could be materially adversely affected.

The airline industry has been subject to a number of strikes  which could adversely affect our business.

The airline industry has been negatively impacted by a number of labor strikes. Any new collective bargaining agreement entered into by other regional carriers may result in higher industry wages and add increased pressure on Gulfstream to increase the wages and benefits of our employees. Furthermore, since each of Gulfstream’s code share partners is a significant source of revenue, any labor disruption or labor strike by the employees of any one of Gulfstream’s code share partners could have a material adverse effect on our financial condition or results of operations.

Competitors or new market entrants may introduce smaller aircraft or direct hub flights, which could reduce our competitive advantage.

We operate relatively small aircraft on short flight routes, which enables us to maintain a low cost structure, giving us a competitive advantage over other airlines. If new market entrants or existing competitors were to introduce smaller aircraft into the marketplace, their costs may be lower than ours, allowing them to gain a competitive advantage. In addition, competitors could introduce new direct flights from their hubs to our key cities which could reduce the competiveness of our Florida connecting points.

Several aircraft manufacturers have developed a new line of very light jets, commonly referred to as VLJ’s, which cost substantially less than existing corporate aircraft. New companies, including DayJet Corporation, which is also based in South Florida, have ordered hundreds of VLJ’s with the goal of developing a new industry segment of air taxis that offer services at a low cost to passengers. DayJet has announced that it will be targeting many of the cities served by Gulfstream. If DayJet launches this air taxi segment, or if others implement similar business models, Gulfstream could experience a loss of passengers and a resulting decline in revenues. Gulfstream could also be forced to lower prices to compete with DayJet and others and could suffer economic losses as a result.

Gulfstream flies and depends upon only two aircraft types, and would be adversely affected if the FAA were to ground either of our fleets.

Gulfstream’s fleet consists of 27 B1900D turboprop aircraft and eight EMB-120 turboprop aircraft. The FAA requires operating, air worthiness and other certificates; approval of personnel who may engage in flight, maintenance or operation activities; record keeping procedures in accordance with FAA requirements; and FAA approval of flight training and retraining programs. We cannot predict whether we will be able to comply with all present and future laws, rules, regulations and certification requirements or that the cost of continued compliance will not have a material adverse effect on our operations. We incur substantial costs in maintaining our current certifications and otherwise complying with the laws, rules and regulations to which we are subject. A decision by the FAA to ground or require additional time-consuming inspections of or maintenance on either the B1900D or EMB-120 or any of our aircraft for any reason may have a material adverse effect on the operations of Gulfstream.

Gulfstream is at risk of losses and adverse publicity stemming from any accident involving our aircraft.

While Gulfstream has never had a fatal crash over our history, it is possible that one or more of our aircraft may crash or be involved in an accident in the future, causing death or injury to individual air travelers and our employees and destroying the aircraft. An accident or incident involving one of Gulfstream’s aircraft could involve significant potential claims of injured passengers and others, as well as repair or replacement of a damaged aircraft and our consequential temporary or permanent loss of service. In the event of an accident, our liability insurance may not be adequate to offset the exposure to potential claims and we may be forced to bear substantial losses from the accident. Substantial claims resulting from an accident in excess of related insurance coverage would harm our operational and financial results. Moreover, any aircraft accident or incident, even if fully insured, could cause a public perception that Gulfstream’s operations are less safe or reliable than other airlines, which could result in a material reduction in passenger revenues.

If Gulfstream is forced to relocate our Fort Lauderdale maintenance base, we may not be able to operate as successfully.

The lease for Gulfstream’s principal maintenance facility, located at Hollywood-Fort Lauderdale International Airport, expires at the end of May 2009. Broward County is considering an improvement to the Hollywood-Fort Lauderdale International Airport that could result in a teardown of Gulfstream’s maintenance hangar. Gulfstream is currently in negotiations regarding a subsequent alternative location for a successor maintenance hangar on the airfield. If Gulfstream is forced to relocate its Fort Lauderdale maintenance operations, it may be prohibitively expensive to relocate and/or construct a maintenance hangar. Gulfstream may not be able to operate as efficiently or successfully from any other location. In addition, it is possible that Gulfstream would be unable to secure a suitable alternative location for our maintenance hangar. Were this to occur, we may be forced to outsource our airplane maintenance for a period of time, which would substantially increase our maintenance costs and cause us significant operational disruptions.

Hurricanes and other adverse weather conditions could adversely affect Gulfstream’s business.

Our routes in Florida and the Bahamas are particularly susceptible to the impact of hurricanes. In the event that a hurricane threatened one of our departure locations, we may be forced to cancel flights and/or relocate our fleet, either of which would cause us to lose revenues. Related storm damage could also affect telecommunications capability, causing interruptions to our operations. A hurricane could cause markets such as the Florida Keys and the Bahamas to sustain severe damage to their tourist destinations and thus cause a longer-term decrease in the number of persons traveling on our routes.

Additionally, during periods of fog, ice, low temperatures, hurricanes, storms or other adverse weather conditions, flights may be cancelled or significantly delayed. A significant interruption or disruption in service due to adverse weather or otherwise, could result in the cancellation or delay of a significant portion of Gulfstream’s flights and, as a result, could have a severe impact on our business, operations and financial performance.

Gulfstream may experience labor disruptions or an increase in labor costs.

All of Gulfstream’s permanent pilots are represented by International Brotherhood of Teamsters Airline Division Local 747, commonly known as the Teamsters. Our collective bargaining agreement with our pilots expires in 2009. In addition, our flight attendants have voted to be represented by the IAM, and we are currently engaged in negotiations with IAM. Although we have never had a work interruption or stoppage and we believe our relations with our union and non-union employees are generally good, Gulfstream is subject to risks of work interruption or stoppage and/or may incur additional administrative expenses associated with union representation of our employees. Any sustained work stoppages could adversely affect Gulfstream’s ability to fulfill our obligations under our code share agreements and could have a material adverse effect on our financial condition and results of operations.

Additionally, labor costs constitute a significant percentage of our total operating costs. Our labor costs normally constitute approximately 23% of our total operating costs. Any new collective bargaining agreements entered into by other airlines may also result in higher industry wages and increased pressure on us to increase the wages and benefits of our employees. Future agreements with our employees’ unions may be on terms that are not economically as attractive as our current agreements nor comparable to agreements entered into by our competitors. Any future agreements may increase our labor costs or otherwise adversely affect us. Additionally, we cannot assure you that the compensation rates that we have assumed will correctly reflect the market for our non-union employees, or that there will not be future unionization of our currently nonunionized groups, which could adversely affect our costs.

Our business is heavily dependent on the Bahamas markets and a reduction in demand for air travel to this market would harm our business.

Almost half of our scheduled flights have the Bahamas as either their destination or origin and our revenue is linked primarily to the number of tourists and other passengers traveling to and from the Bahamas. Bahamian tourism levels are affected by, among other things, the political and economic climate in the Bahamas’ main tourism markets, the availability of hotel accommodations, promotional spending by competing destinations, the popularity of the Bahamas as a tourist destination relative to other vacation options, and other global factors, including natural disasters or negative publicity due to safety and security. No assurance can be given that the level of passenger traffic to the Bahamas will not decline in the future. A decline in the level of Bahamas passenger traffic could have a material adverse effect on our results of operations and financial condition.

New passport requirements may cause a decrease in the number of travelers from the U.S. to the Bahamas.

In 2005, the United States issued a proposed Western Hemisphere Travel Initiative which would require United States citizens to have a passport or other accepted identity document to travel to or from certain countries or areas that were previously exempt, such as the Caribbean, including the Bahamas. The proposal was implemented in January 2007 for all United States citizens traveling to or from these destinations by air. If our United States passengers visiting the Bahamas do not have passports, these regulations could have a negative impact on our bookings; however, to date, the actual impact on the Company’s revenues is unclear.

The current regulation of travel to Cuba is subject to political conditions and a change in the current restrictions could impair our ability to provide flights or minimize our competitive advantage.

Pursuant to a services agreement that we have entered into with GAC, we provide the use of our aircraft, flight crews and other services to GAC for its operation of charter flights to Cuba, in exchange for which we receive 75% of the income generated by such charter flights. GAC’s flights to Cuba depend on political conditions prevailing from time to time in Cuba and the United States. Currently, GAC is one of a limited number of operators who provide flights from the United States to Cuba. If relations between the United States and Cuba worsen, these flights may be prohibited entirely and we may lose significant revenues due to GAC’s inability to operate these flights. Conversely, if relations between the United States and Cuba significantly improve, demand for access to Cuba could increase dramatically, causing the market for flights from the United States to Cuba to be flooded with new entrants. In either scenario, our business, financial condition and results of operations could be materially and negatively affected.

Cuba’s status as a state sponsor of terrorism could impact the sustainability and growth of the Company’s flights to Cuba.

Cuba is listed as a state sponsor of terrorism by the U.S. Department of State, and as such, GAC’s flights to Cuba are subject to any restrictions that may be imposed as a result of such designation. GAC could be subjected to regulations and requirements that could increase its costs of operating flights to Cuba, restrict the number or manner of flights it operates to Cuba or prohibit such flights entirely. The Company’s business, financial condition and results of operations could be materially and negatively affected by further restrictions, or prohibitions, on doing business in Cuba as a country designated as a state sponsor of terrorism.

We rely on third parties to provide us with facilities and services that are integral to our business and can be withdrawn on short notice.

We have entered into agreements with third-party contractors, including other airlines, to provide certain facilities and services required for our operations, such as certain maintenance, ground handling, baggage services and ticket counter space. We will likely need to enter into similar agreements in any new markets we decide to serve. All of these agreements are subject to termination upon short notice. The loss or expiration of these contracts, the loss of FAA certification by our outside maintenance providers or any inability to renew our contracts or negotiate contracts with other providers at comparable rates could harm our business. Our reliance upon others to provide essential services on our behalf also gives us less control over costs and over the efficiency, timeliness and quality of contract services.

Aviation insurance is a critical safeguard of our financial condition and it might become difficult to obtain adequate insurance at a reasonable rate in the future.

We believe that our insurance policies are of types customary in the industry and in amounts we believe are adequate to protect us against material loss. It is possible, however, that the amount of insurance we carry will not be sufficient to protect us from material loss. Some aviation insurance could become unavailable, available only for reduced amounts of coverage, or available only at substantially higher rates, which could result in our failing to comply with the levels of insurance coverage required by our code share agreements, our other contractual agreements or applicable government regulations. Additionally, war risk coverage or other insurance might cease to be available to our vendors or might only be available for reduced amounts of coverage.

Risks Related To the Academy

A decrease in demand for regional airline pilots could adversely impact the Academy’s ability to attract and retain students.

We believe that the employment of our graduates is essential to our ability to attract and retain students. In the event that regional airline industry demand for pilots decreases significantly, it would have a detrimental impact on the ability of our graduates to gain employment, which could have an adverse effect on enrollment.

The value of the Academy could be diminished if other airlines lower their required minimum flight hours.

Academy students are pilots who hold commercial, multi-engine and instrument ratings who are qualified to operate commercial flights but who seek to enhance their marketability by logging additional training and flight hours. The Academy offers pilots the opportunity to log flight hours more quickly than the traditional time-building method of flight instructing. If the airlines who hire Academy graduates were to reduce the number of logged hours that they require new pilots to have, the value of the Academy could be diminished and the Academy could suffer decreased enrollment and a loss of revenues.

The inability to finance tuition costs could adversely affect the Academy’s enrollment.

Most of our students depend upon some form of third-party financing to finance part or all of the cost of tuition. This type of financing is only available from limited sources. The inability of prospective students to obtain third-party financing could adversely affect our ability to attract and retain students.

Workplace error by graduates of the Academy could expose us to legal action.

Many of the pilots that graduate from the Academy are ultimately employed by airlines other than Gulfstream. In the event of an accident caused by one of the graduates of the Academy, it is possible that the Academy could be named as a defendant in any lawsuit that may arise. There can be no assurance that our insurance policy will be adequate to cover the potential losses from any such claims.

Risks Related To Our Common Stock

We do not pay cash dividends on our capital stock, and we do not anticipate paying any cash dividends in the future.

We have never paid cash dividends on our capital stock and do not have current plans to do so. Instead, we will likely retain our future earnings to fund the development and growth of our business. As a result, capital appreciation, if any, of our common stock will likely be your sole source of gain for the foreseeable future.

Our certificate of incorporation and bylaws, and Delaware law contain provisions that could discourage a takeover.

Our certificate of incorporation and bylaws and Delaware law contain provisions that might enable our management to resist a takeover. As described in “Description of Capital Stock — Anti-Takeover Provisions of Delaware Law and Charter Provisions”, these provisions may:

•

discourage, delay or prevent a change in the control of our company or a change in our management;

•

adversely affect the voting power of holders of common stock; and

•

limit the price that investors might be willing to pay in the future for shares of our common stock.

Sales of a substantial number of shares of our common stock in the public market after our initial public offering, or the perception that this may occur, may depress the market price of our common stock.

Sales of substantial amounts of our common stock in the public market following our initial public offering, or the perception that substantial sales may be made, could cause the market price of our common stock to decline. These sales might also make it more difficult for us to sell equity securities at a time and price that we deem appropriate. Lock-up agreements were delivered in connection with our initial public offering by our executive officers, directors and some of our stockholders who beneficially own more than 5% of our common stock. Such lock-up agreements provide that Taglich Brothers, Inc., in its sole discretion, may release those parties, at any time or from time to time and without notice, from their obligation not to dispose of shares of common stock prior to the expiration of this lock-up period on June 14, 2008. Taglich Brothers, Inc. has no pre-established conditions to waiving the terms of the lock-up agreements, and any decision by it to waive those conditions would depend on a number of factors, which may include market conditions, the performance of the common stock in the market and our financial condition at that time.

Number of Shares/% of Total Outstanding	Date of Availability for Resale into Public Market
1,205,460 / 40.7%	March 16, 2008
834,000 / 28.2%	June 14, 2008

However, the underwriters can waive this restriction and allow these stockholders to sell their shares at any time. For a more detailed description, see “Shares Eligible for Future Sale.”

Our future operating results may be below securities analysts’ or investors’ expectations, which could cause our stock price to decline.

We may be unable to generate significant revenues or grow at the rate expected by securities analysts or investors. In addition, our costs may be higher than we, securities analysts or investors expect. If we fail to generate sufficient revenues or our costs are higher than we expect, our results of operations will suffer, which in turn could cause our stock price to decline.

Our operating results in any particular period may not be a reliable indication of our future performance. In some future quarters, our operating results may be below the expectations of securities analysts or investors. If this occurs, the price of our common stock will likely decline.

Potential investors could be prohibited from investing, or choose not to invest, in our common stock because we provide services to a company that operates flights to Cuba.

Cuba has been identified as a state sponsor of terrorism by the U.S. Department of State. Some potential investors, including certain state sponsored pension funds or trust funds, may be prohibited from investing, or may choose not to invest, in companies that do business with or in countries designated as sponsors of terrorism. Additionally, unrestricted potential investors may choose not to invest in our common stock based solely or in part on the fact that we provide services to GAC, a company that operates flights to Cuba. The exclusion of such investors may limit the market for shares of our common stock or negatively impact the further development of an active trading market for our common stock.

Our common stock has only been publicly traded for a short period of time, and the price of our common stock could fluctuate substantially, possibly resulting in class action securities litigation.

Before our initial public offering in December 2007, there has been no public market for shares of our common stock.  Since our initial public offering, the average daily trading volume of our common stock has been approximately 3,100 shares. An active public trading market may not develop or, if developed, may not be sustained. The market price for our common stock subsequent to the offering and in the future will be affected by a number of factors, including:

•

actual or anticipated variations in our results of operations or those of our competitors;

•

changes in earnings estimates or recommendations by securities analysts or our failure to achieve analysts earnings estimates; and

•

developments in our industry.

Because of the low trading volume, our stock price is subject to greater volatility. Following periods of volatility in the market price of a company’s securities, stockholders have often instituted class action securities litigation against those companies. Class action securities litigation, if instituted against us, could result in substantial costs and a diversion of our management resources, which could significantly harm our business.

The liability of our officers and directors is limited.

Our certificate of incorporation limits the liability of directors to the maximum extent permitted by Delaware law. Delaware law provides that directors of a corporation will not be personally liable for monetary damages for breach of their fiduciary duties as directors, except liability for:

•

any breach of their duty of loyalty to the corporation or its stockholders;

•

acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law;

•

unlawful payments of dividends or unlawful stock repurchases or redemptions; or

•

any transaction from which the director derived an improper personal benefit.

This limitation of liability does not apply to liabilities arising under the federal securities laws and does not affect the availability of equitable remedies such as injunctive relief or rescission.

Our certificate of incorporation and bylaws also provide that we will indemnify our directors, officers, employees and agents for damages arising in connection with their actions in such capacities, subject to certain limitations as set forth in the bylaws.

There is no pending litigation or proceeding involving any of our directors, officers, employees or agents where indemnification will be required or permitted. We are not aware of any pending or threatened litigation or proceeding that might result in a claim for indemnification.

Item 1B.

Unresolved Staff Comments

None.

Item 2.

Properties

We currently lease all of our facilities, including our corporate headquarters and largest space (other than hanger and ramp space) near the Fort Lauderdale-Hollywood International Airport.  We lease ticket counter space, gate space and operations space at various airports throughout our system, most of which are not under long-term leases.

Our principal facilities and facilities that we lease under long-term leases, and their primary uses and segments are as follows:

Location	Square Feet	Use	Segment
Fort Lauderdale, Florida	12,600	Headquarters, Operations	Gulfstream, Academy
Fort Lauderdale, Florida	3,750	Training Facility	Academy
Fort Lauderdale-Hollywood International Airport, Florida	249,000	Hanger and Ramp Space	Gulfstream
Fort Lauderdale, Florida	8,000	Warehouse, Storage and Shop	Gulfstream
Miami International Airport	1,050	Cuba Operations	Gulfstream
Tampa International Airport	7,613	Gate and Ramp Space	Gulfstream

Item 3.

Legal Proceedings

In January 2006, a former salesman of the Academy formed a business that the Company believes competes directly with the Academy for student pilots. Thereafter, the former President of the Academy resigned his position at the Academy and the Company believes he became affiliated with the alleged competing business. The Academy has initiated a lawsuit against these former employees, alleging violation of non-competition and fiduciary obligations. The defendants, including the Academy’s former President, subsequently filed a counterclaim against the Academy based upon lost earnings and breach of contract.

From time to time, we are involved in litigation relating to claims arising out of our operations in the normal course of business. As of the date of this annual report, we were not engaged in any other legal proceedings which are expected, individually or in the aggregate, to have a material adverse effect on us.

Item 4.

Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the quarter ended December 31, 2007.

PART – II

Item 5.

Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock has been traded on the American Stock Exchange under the symbol “GIA” since December 14, 2007.  The following table sets forth the high and low closing prices of our common stock for the periods indicated and reported by the American Stock Exchange.

	High	Low
Year Ended December 31, 2007:
December 14, 2007 to December 31, 2007	$8.80	$7.50

As of April 7, 2008, there were approximately 139 stockholders of record of our common stock, although we believe that there are a significantly larger number of beneficial owners of our common stock.  On April 7, 2008, the last reported sale price of our common stock on the American Stock Exchange was $4.98.

Dividends

We have not paid cash dividends on our capital stock and we do not anticipate paying any cash dividends in the future.  We anticipate that we will retain any earnings to support operations and to finance the growth and development of our business.  Additionally, we are party to general agreements that limit our ability to pay dividends.  Under our credit facilities, we are prohibited from declaring dividends without the price consent of our lender.  Gulfstream is permitted under its primary aircraft lease agreement to pay dividends only if its average cash position after paying the dividend would equal or exceed $4,000,000 over the prior twelve month period.  In addition, in the event that Gulfstream declares a dividend, Gulfstream has an obligation under the warrant held by Continental to pay Continental cash in an amount equal to what Continental would have been entitled to had it exercised its warrant immediately prior to such dividend.  Any future determination relating to our dividend policy will be made at the discretion of our board of directors and will depend on a number of factors, including future earnings, capital requirements, financial conditions, future prospects and other factors that the board of directors may deem relevant.

Recent Sales of Unregistered Securities

None.

Initial Public Offering and Use of Proceeds from Recent Securities Offerings

See the discussion of “Liquidity and Capital Resources-Overview” under Item 7 of this annual report.

Repurchase of Equity Securities

We do not have any programs to repurchase shares of our common stock and no such repurchases were made during the quarter ended December 31, 2007.

Item 6.

Selected Financial Data

The following selected historical and pro forma financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition  and Results of Operations” following this section and our financial statements and related notes included in this annual report. The results of operations presented herein for all periods subsequent to the acquisition are referred to as the results of operations of the “successor.”  As a result of the acquisition described in Note (2) to the Consolidated Financial Statements, the results of operations of the predecessor are not comparable to the results of operations of the successor.

The following table sets forth selected financial data as of and for the years ended December 31, 2003, 2004, 2005, 2006 and 2007. The selected financial data as of and for the years ended December 31, 2004, 2005 and the period from January 1 through March 14, 2006 were derived from our predecessor's audited financial statements and the period from March 15, 2006 through December 31, 2006 and as of and for the year ended December 31, 2007 were derived from our audited financial statements. The selected financial data as of and for the year ended December 31, 2003 are unaudited. Gulfstream and the Academy, as they existed prior to their acquisition by us, are collectively referred to as the predecessor. The consolidated financial information of Gulfstream, the Academy and us as we existed on and after March 15, 2006 is referred to as the successor.  The predecessor audited financial statements as of December 31, 2005 and for the period from January 1, 2006 through March 14, 2006 and our audited financial statements as of December 31, 2006 and 2007, and for the period from March 15, 2006 through December 31, 2006 are included below under Item 8 of this Form 10-K.  The historical results are not necessarily indicative of the operating results to be expected in any future period.

The summary financial data for the pro forma year ended December 31, 2006 has been adjusted to give effect to the following transactions.

1.

The acquisition of Gulfstream and the Academy, which was closed on March 14, 2006, as if it occurred on January 1, 2006.

2.

The sale of 1,640,000 shares of common stock issued as part of the financing for the acquisition, which occurred on March 14, 2006, as if it occurred on January 1, 2006.

	Predecessor		Successor					Percent Change
	Year Ended Dec 31, 2005	Period Jan 1, 2006 to Mar. 14, 2006	Period Mar. 15, 2006 to Dece 31, 2006	Pro Forma Adjustments		Pro Forma 2006	Year Ended Dec 31, 2007	2005 to 2006	2006 to 2007
	(In thousands, except per share data)
Revenue
Airline passenger revenue	$87,983	$20,264	$78,290	$—		$98,554	$104,230	12.0%	5.8%
Academy, charter and other revenue	5,282	1,165	5,540	—		6,705	8,066	26.9%	20.3%
Total Revenue	93,265	21,429	83,830	—		105,259	112,296	12.9%	6.7%
Operating Expenses
Flight operations	9,923	2,266	9,679	—		11,945	13,794	20.4%	15.5%
Aircraft fuel	20,544	4,203	19,356	—		23,559	25,774	14.7%	9.4%
Aircraft rent	6,827	1,300	4,891	—		6,191	6,430	-9.3%	3.9%
Maintenance	17,220	3,843	17,394	—		21,237	24,574	23.3%	15.7%
Passenger service	20,390	4,798	17,373	—		22,171	23,312	8.7%	5.1%
Promotion & sales	7,530	1,561	6,359	—		7,920	7,782	5.2%	-1.7%
General and administrative	7,067	1,269	4,951	42	(1)	6,262	7,325	-11.4%	17.0%
Depreciation and amortization	2,355	503	2,726	202	(2, 3)	3,431	3,761	45.7%	9.6%
Goodwill impairment	—	—	—	—		—	2,391	—	—
Operating Expenses	91,856	19,743	82,729	244		102,716	115,143	11.8%	12.1%
Income (loss) from operations	1,409	1,686	1,101	(244)		2,543	(2,847)	80.5%	—
Non-Operating Income and (Expense)
Interest (expense)	(699)	(158)	(954)	(102	) (4)	(1,214)	(1,146)	73.7%	-5.6%
Loss on Extinguishment of debt	—	—	—	—		—	(174)	—	—
Other income	220	(5)	179	—		174	227	-20.9%	30.5%
Non-Operating Income and (Expense)	(479)	(163)	(775)	(102)		(1,040)	(1,093)	117.1%	5.1%
Income (loss) before taxes	930	1,523	326	(346)		1,503	(3,940)	61.6%	—
Provision (benefit) for income taxes	230	523	137	(132	) (5)	528	(834)	129.6%	—
Income (loss) before minority interest	700	1,000	189	(214)		975	(3,106)	39.3%	—
Minority interest	—	—	(5)	—		(5)	—	—	—
Net income (loss)	$700	$1,000	$184	$(214)		$970	$(3,106)	38.6%	—
Net income (loss) per share:
Basic			$0.11			$0.48	$(1.50)
Diluted			$0.08			$0.43	$(1.52)
Shares used in computing net income (loss) per share:
Basic			1,681			2,006	2,075
Diluted			1,681			2,006	2,075

———————

(1)

Represents the effect of the management services fee of $200,000 payable annually to Weatherly Group LLC for the period from January 1, 2006 to March 14, 2006.

(2)

Represents depreciation expense of $148,000 applicable to the period from January 1, 2006 to March 14, 2006 related to the $6.2 million increase in fair value associated with aircraft. The depreciation expense is based on a 20% residual value and a seven-year (7) useful life.

(3)

Represents amortization expense of $54,000 applicable to the period from January 1, 2006 to March 14, 2006 related to the $1.68 million increase in fair value associated with the Affiliation Agreement. The amortization expense is based on a useful life of seventy-four (74) months.

(4)

Represents interest expense of $83,000 on the 12% subordinated debentures of $3.32 million applicable to the period from January 1, 2006 to March 14, 2006, as well as, amortization of deferred debt costs of $16,000 and amortization of debt discount of $4,000. Deferred debt costs and debt discount totaling $367,000 were being amortized over the three-year term of the debt on the interest method.

(5)

Represents the tax effect of the pro forma adjustments at an effective tax rate of 38%.

(6)

Earnings per share were calculated as follows:

	Successor
	Period Mar. 15, 2006 to Dec. 31, 2006	Pro Forma 2006	Year Ended Dec. 31, 2007
	(In thousands, except share and per share data)
Net income (loss)	$184	$970	(3,106)
Effect of GIA warrants	(52)	(115)	(39)
Net income (loss) - diluted	$132	$855	$(3,145)

Weighted average of shares outstanding - basic and diluted (a)	1,680,840	2,006,016	2,075,000
Earnings (loss) per common share:
Basic	$0.11	$0.48	$(1.50)
Diluted	$0.08	$0.43	$(1.52)

(a)

Pro forma weighted average of shares outstanding include the effect of the sale of 1,640,000 shares of common stock issued as part of the financing for the acquisition, which occurred on March 14, 2006, as if it occurred on January 1, 2006.

				Percent Change
	Year Ended Dec. 31 2005	Pro Forma 2006	Year Ended Dec. 31 2007	2005 to 2006	2006 to 2007
Annual Operating Statistics (unaudited):
Available seat miles (000's) (1)	280,555	290,161	289,297	3.4%	-0.3%
Revenue passenger miles (000's) (2)	160,861	168,939	169,687	5.0%	0.4%
Revenue passengers carried	837,111	863,556	858,031	3.2%	-0.6%
Departures flown	69,928	70,922	70,222	1.4%	-1.0%
Passenger load factor (3)	57.3%	58.2%	58.7%	1.5%	0.8%
Average yield per revenue passenger mile (4)	$0.547	$0.583	$0.614	6.7%	5.3%
Revenue per available seat miles (5)	$0.314	$0.340	$0.360	8.3%	6.1%
Operating costs per available seat mile (6)	$0.312	$0.343	$0.385	10.1%	12.1%
Average passenger fare (7)	$105.10	$114.13	$121.48	8.6%	6.4%
Average passenger trip length (miles) (8)	192	196	198	1.8%	1.1%
Aircraft in service (end of period)	32	34	35	6.3%	2.9%
Fuel cost per gallon (incl taxes)	$1.90	$2.18	$2.32	14.7%	6.4%

———————

1.

“Available seat miles” or “ASMs” represent the number of seats available for passengers in scheduled flights multiplied by the number of scheduled miles those seats are flown.

2.

“Revenue passenger miles” or “RPMs” represent the number of miles flown by revenue passengers.

3.

“Passenger load factor” represents the percentage of seats filled by revenue passengers and is calculated by dividing revenue passenger miles by available seat miles.

4.

“Average yield per revenue passenger mile” represents the average passenger revenue received for each mile a revenue passenger is carried.

5.

“Revenue per available seat mile” or “RASM” represents the average total operating revenue received for each available seat mile.

6.

“Operating cost per available seat mile” represents operating expenses divided by available seat miles.

7.

“Average passenger fare” represents passenger revenue divided by the number of revenue passengers carried.

8.

“Average passenger trip length” represents revenue passenger miles divided by the number of revenue passengers carried.

	Predecessor			Successor
	As of December 31,
	2003	2004	2005	2006	2007
	(Unaudited)
	(In thousands)
Working Capital	$(7,004)	$(11,822)	$(5,856)	$(7,743)	$(13,137)
Property and Equipment, net	1,113	8,113	9,910	16,117	19,998
Total Assets	13,129	19,975	23,601	36,980	39,421
Long-Term Debt, net of current portion	2,566	4,721	7,492	9,523	6,415
Total Stockholders' Equity (Deficit)	(2,607)	(2,178)	(3,156)	8,020	9,401

Item 7.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our financial condition and results of operations in conjunction with the audited financial statements and the notes to those statements included elsewhere in this Form 10-K.  The discussion and analysis throughout this report contains certain forward-looking terminology such as “believes,” “anticipates,” “will,” and “intends” or comparable terminology. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Potential purchasers of the Company’s securities are cautioned not to place undue reliance on such forward-looking statements, which are qualified in their entirety by the cautions and risks described herein. See “Forward-Looking Statements” at the front of this report. You should specifically consider the various risk factors identified in this Form 10-K that could cause actual results to differ materially from those anticipated in these forward-looking statements.

Overview

We operate a scheduled airline, scheduled and on-demand charter services and a flight training academy for commercial pilots.

Our most significant market opportunity relates to the fact that we currently operate in and have targeted future expansion in unserved and underserved short haul markets, which is a growing opportunity for two principal reasons. Many smaller markets are being abandoned by major carriers, as they shift their focus increasingly to international markets and away from domestic markets and hubs. In addition, many smaller markets are also being abandoned by regional airlines, as they continue to gravitate toward larger jet aircraft in the 70-100 seat range, and away from smaller turboprop aircraft. As a result, we will continue to seek opportunities to grow in the expanding number of smaller underserved or unserved markets that are suitable for its fleet of small-capacity aircraft.

Our most significant challenges relate to:

•

unprecedented increases and volatility in the price of aircraft fuel, which accounts for 24% of our airline operating expenses;

•

securing cost-effective maintenance resources as the average age of our aircraft fleet increases; and

•

pilot availability within a very competitive industry-wide environment.

Each of our business components is briefly described below.

Airline

We began providing air charter service in 1988, and have provided scheduled passenger service in Florida and the Bahamas since 1990. We signed our first major code share agreement with United Airlines in 1994. In 1997, Gulfstream entered into a cooperative alliance and code share agreement with Continental and has since operated as a Continental Connection carrier. We also have code share agreements with United, Northwest, and Copa Airlines. We estimate that over 60% of our revenue is derived from local “point to point” traffic within Florida and the Bahamas, with connecting traffic from our code-share partners and other carriers destined primarily for the Bahamas making up the balance. Continental is our largest connecting partner, with passengers connecting to and from Continental flights providing approximately 20% of our revenue. Revenue generated by the airline is classified in our statement of operations as Airline Passenger Revenue.

Cuba and Other Charter Revenue

Gulfstream Air Charter, Inc. (“GAC”), a company which is owned by Thomas L. Cooper, operates charter flights between Miami and Havana. GAC is licensed by the Office of Foreign Assets Control of the U.S. Department of the Treasury as a carrier and travel service provider for charter air transportation between designated U.S. and Cuban airports.

Pursuant to a services agreement between Gulfstream and GAC dated August 8, 2003 and amended on March 14, 2006, Gulfstream provides use of its aircraft, flight crews, the Gulfstream name, insurance, and service personnel, including passenger, ground handling, security, and administrative. Gulfstream also maintains the financial records for GAC. Pursuant to the March 14, 2006 amended agreement, Gulfstream receives 75% of the income generated by GAC’s Cuban charter operation. Prior to March 14, 2006, Gulfstream received all of the income generated up to a cumulative total of $1 million, and then 75% thereafter.

Income provided under the service agreement is reported in the statement of operations as Academy, charter and other revenue, and amounted to $432,000, $889,000 and $836,000 for 2005, 2006 and 2007, respectively. The Company has evaluated the applicability of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, (“FIN 46”) to the accounting by the Company of the services agreement between its wholly-owned subsidiary, Gulfstream, and the Cuba charter business (“Cuba Charter”) operated by GAC.  The Company concluded that compliance with the consolidation or disclosure requirements of FIN 46 as it relates to Cuba Charter would not materially impact the consolidated financial statements of the Company for 2007, 2006 and 2005. Therefore, the Company determined that further consideration of FIN 46 was unnecessary. The Company will review the applicability of FIN 46 at each future reporting period.

In addition to the Cuba revenue described above, our charter revenues are principally derived from on-demand charter services, sub-service flying for other scheduled airlines and a 15-year agreement with a government subcontractor, subject to two-year renewals, to operate daily flights between West Palm Beach and Andros Town, Bahamas. Revenue and related expenses associated with Gulfstream’s charter activity are reported gross as charter revenue and within the appropriate expense categories of the Company’s statement of income.

Academy

The Academy offers training programs for pilots holding commercial multi-engine instrument certifications and at least 190 hours of flying time. Pilots with these ratings are qualified to fly commercial airplanes, but are often unable to find positions with airlines without additional training and flying time. The Academy enhances its students’ career prospects by providing them with the training and experience necessary to obtain pilot positions with commercial airlines. The Academy enrolled 137, 78 and 80 students in 2005, 2006 and 2007, respectively, virtually all of whom were hired by airlines after graduation, including those hired by Gulfstream. The Academy’s revenues are included as Academy, Charter and Other Revenue in our statement of income, and its expenses are included as general and administrative expenses.

Current Developments

Our airline operating results during 2007 were negatively impacted by a relentless rise in fuel prices, an increased rate of pilot attrition amidst an industry-wide pilot shortage, and increased costs for flight operations, maintenance and passenger service. The industry-wide pilot shortage contributed to pilot training costs that were more than $1 million above 2006 levels. Our maintenance costs increased primarily as a result of increased material and repair costs for our Embraer fleet, as well as higher employee turnover and hourly labor rates.

As can be seen from the fuel price chart below, our monthly price of fuel during 2007 tracked relatively closely with the increasing trend during the first nine months of 2006. However, since October of 2007, the monthly trends of the respective years diverged significantly. By December 2007, our average price per gallon had risen to $2.91, or 38.5% above the same month last year.

Since December 31, 2007, crude oil prices have continued to spike even higher reaching $111.80 per barrel during March 2008, and our current average fuel price is approximately $3.40 per gallon, which is 67% higher than at this time last year.

In January 2008, we developed and began implementation of a revised business plan, including an aggressive cost reduction initiative, to mitigate as much as possible the effects of the increased price of jet fuel, as well as to maintain operational reliability and lower our operating costs. Our revised business plan calls for:

•

raising several million dollars through the refinancing and/or sale of certain aircraft and related parts inventory;

•

restructuring our route network to eliminate city pairs that are no longer profitable in the present high fuel price environment, and to redeploy assets to higher margin routes; and

•

cost reduction initiatives related to flight operations, maintenance, passenger service and general and administrative.

In summary, in the face of continual increases in fuel prices and a weakening economy, we are planning to reduce the complexity of our operations, lower our operating expenses and improve liquidity by refinancing or selling certain aircraft and parts inventory.  We believe we can fund our operations for the next twelve months through a combination of cash on hand, and cash we can obtain through sales of certain assets and implementation of our revised business plan. However, we can make no assurance that implementation of this revised business plan will be timely or successfully completed, or that we will be able to fund our operations in the long term.

Results of Operations

The results of operations presented herein for all periods prior to our acquisition of Gulfstream and the Academy on March 14, 2006 are referred to as the results of operations of the “predecessor.” The results of operations presented herein for all periods subsequent to the acquisition are referred to as the results of operations of the “successor.” Pro forma financial results for the year ended December 31, 2006 include our results for the period from March 15, 2006 to December 31, 2006, combined with the results of our predecessor from January 1, 2006 to March 14, 2006, adjusted to give effect to our March 14, 2006 acquisition as though it had occurred on January 1, 2006. As a result of the acquisition, the results of operations of the predecessor are not comparable to the results of operations of the successor. Such presentation does not comply with generally accepted accounting principles and is being made solely to explain changes in the results of operations for the periods presented in the financial statements.

Comparative Years Ended December 31, 2005, 2006 and 2007

The following table sets forth our financial results for the years 2005, 2006 and 2007.

	Predecessor		Successor				Percent Change
	Year Ended Dec. 31, 2005	Period Jan. 1, 2006 to Mar. 14, 2006	Period Mar. 15, 2006 to Dec. 31, 2006	Pro Forma Adjustments	Pro Forma 2006	Year Ended Dec. 31, 2007	2005 to 2006	2006 to 2007
	(In thousands)
Revenue
Airline passenger revenue	$87,983	$20,264	$78,290	$—	$98,554	$104,230	12.0%	5.8%
Academy, charter and other revenue	5,282	1,165	5,540	—	6,705	8,066	26.9%	20.3%
Total Revenue	93,265	21,429	83,830	—	105,259	112,296	12.9%	6.7%

Operating Expenses
Flight operations	9,923	2,266	9,679	—	11,945	13,794	20.4%	15.5%
Aircraft fuel	20,544	4,203	19,356	—	23,559	25,774	14.7%	9.4%
Aircraft rent	6,827	1,300	4,891	—	6,191	6,430	-9.3%	3.9%
Maintenance	17,220	3,843	17,394	—	21,237	24,574	23.3%	15.7%
Passenger service	20,390	4,798	17,373	—	22,171	23,312	8.7%	5.1%
Promotion & sales	7,530	1,561	6,359	—	7,920	7,782	5.2%	-1.7%
General and administrative	7,067	1,269	4,951	42	6,262	7,325	-11.4%	17.0%
Depreciation and amortization	2,355	503	2,726	202	3,431	3,761	45.7%	9.6%
Goodwill impairment	—	—	—	—	—	2,391	—	—
Operating Expenses	91,856	19,743	82,729	244	102,716	115,143	11.8%	12.1%
Income (loss) from operations	1,409	1,686	1,101	(244)	2,543	(2,847)	80.5%	—

Non-Operating Income and (Expense)
Interest (expense)	(699)	(158)	(954)	(102)	(1,214)	(1,146)	73.7%	-5.6%
Loss on Extinguishment of debt	—	—	—	—	—	(174)	—	—
Other income	220	(5)	179	—	174	227	-20.9%	30.5%
Non-Operating Income and (Expense)	(479)	(163)	(775)	(102)	(1,040)	(1,093)	117.1%	5.1%
Income (loss) before taxes	930	1,523	326	(346)	1,503	(3,940)	61.6%	—
Provision (benefit) for income taxes	230	523	137	(132)	528	(834)	129.6%	—
Income (loss) before minority interest	700	1,000	189	(214)	975	(3,106)	39.3%	—
Minority interest	—	—	(5)	—	(5)	—	—	—
Net income (loss)	$700	$1,000	$184	$(214)	$970	$(3,106)	38.6%	—

Operating Statistics. The following table sets forth our major operational statistics and the percentage-of-change for the years identified below.

				Percent Change
	Year Ended Dec. 31, 2005	Pro Forma 2006	Year Ended Dec. 31, 2007	2005 to 2006	2006 to 2007
Operating Statistics (unaudited):
Available seat miles (000's)	280,555	290,161	289,297	3.4%	-0.3%
Revenue passenger miles (000's)	160,861	168,939	169,687	5.0%	0.4%
Revenue passengers carried	837,111	863,556	858,031	3.2%	-0.6%
Departures flown	69,928	70,922	70,222	1.4%	-1.0%
Passenger load factor	57.3%	58.2%	58.7%	1.5%	0.8%
Average yield per revenue passenger mile	$0.547	$0.583	$0.614	6.7%	5.3%
Revenue per available seat miles	$0.314	$0.340	$0.360	8.3%	6.1%
Operating costs per available seat mile	$0.312	$0.343	$0.385	10.1%	12.1%
Average passenger fare	$105.10	$114.13	$121.48	8.6%	6.4%
Average passenger trip length (miles)	192	196	198	1.8%	1.1%
Aircraft in service (end of period)	32	34	35	6.3%	2.9%
Fuel cost per gallon (incl taxes)	$1.90	$2.18	$2.32	14.7%	6.4%

Net Income. Our consolidated net loss for the year ended December 31, 2007 was $3.1 million compared to net income of $1.0 million for 2006 and $700,000 for 2005. Certain non-cash charges contributed to the consolidated net loss for 2007, including:

•

an impairment charge of $2,391,000 related to goodwill associated with the Academy;

•

an increase of $202,000 in share based compensation expense; and

•

a $174,000 loss on extinguishment of subordinated debt due to the repayment of the balance prior to maturity.

Operating Income. The consolidated operating loss for 2007 was $2.8 million compared to operating income of $2.5 million for 2006 and $1.4 million for 2005. The following table identifies the respective operating profit contributions from each of our operating components.

	Predecessor		Successor			Percent Change
	Year Ended Dec. 31, 2005	Period Jan. 1, 2006 to Mar. 14, 2006	Period Mar. 15, 2006 to Dec. 31, 2006	Pro Forma 2006	Year Ended Dec. 31, 2007	2005 to 2006	2006 to 2007
	(In thousands)
Airline and charter	$3,037	$1,877	$2,608	$4,283	$2,265	41.0%	-47.1%
Academy	599	217	284	501	(2,422)	-16.4%	—
Cuba charter, net	432	172	717	889	836	105.8%	-6.0%
Total income from operations	4,068	2,266	3,609	5,673	679	39.5%	-88.0%
Less: General and administrative	2,659	580	2,508	3,130	3,526	17.7%	12.7%
Consolidated income (loss) from operations	$1,409	$1,686	$1,101	$2,543	$(2,847)	80.5%	—

The operating income of the Airline and charter operation in 2007 declined 47.1% to $2.3 million from $4.3 million in 2006. The decline was primarily attributable to higher fuel prices, increased operating expenses related to ensuring reliability of our operations, and expenses associated with an unusually high rate of pilot attrition.

The operating income of the Airline and charter operation in 2006 increased 41.0% to $4.3 million from $3.0 million in 2005. The improvement in 2006 was attributable primarily to the maturation of capacity additions introduced in 2005, as well as commencement of a new charter service  to Andros in the Bahamas for a government subcontractor, and growth in our Cuba charter operations, which more than offset a significant increase in the price of jet fuel.

Impairment Charge. We review for the impairment of identifiable intangible assets at least annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets”. Goodwill of $5,094,000 was recorded in connection with the acquisition of the Academy and consists of the excess of cost over the fair value of net assets acquired.

Operating profits and cash flows of the Academy in 2007 were lower than expected due to the continuing impact of competition from the Academy’s former president, and the negative impact on enrollment caused by the industry-wide pilot shortage. Given these circumstances, the fair value of the Academy at December 31, 2007 was estimated based on the present value of expected future cash flows, and the carrying amount of the Academy was determined to exceed its fair value. Therefore, an impairment charge of $2.391 million was recognized in the Consolidated Statement of Income for the year ended December 31, 2007.

Revenues. We had grown rapidly in recent years through 2006 by adding additional, principally larger-capacity, aircraft to service new destinations in both Florida and the Bahamas and by increasing frequency through additional flights to its existing destinations. Consolidated revenues increased to $112.3 million in 2007 from $105.3 million in 2006 and $93.3 million in 2005. This represented increases of 6.7% for 2007 and 12.9% for 2006 over the respective prior year. The following table identifies the revenue contribution from each of our operating components.

	Predecessor		Successor			Percent Change
	Year Ended Dec 31, 2005	Period Jan. 1, 2006 to Mar. 14, 2006	Period Mar. 15, 2006 to Dec. 31, 2006	Pro Forma 2006	Year Ended Dec. 31, 2007	2005 to 2006	2006 to 2007
	(In thousands)
Revenue
Airline passenger revenue	$87,983	$20,264	$78,290	$98,554	$104,230	12.0%	5.8%
Charter and other revenue	1,193	283	3,145	3,428	5,345	187.3%	55.9%
Cuba charter, net	432	172	717	889	836	105.8%	-6.0%
Academy	5,007	906	2,727	3,633	3,768	-27.4%	3.7%
Intercompany revenue elimination	(1,350)	(196)	(1,049)	(1,245)	(1,883)	-7.8%	51.2%
Total Revenue	$93,265	$21,429	$83,830	$105,259	$112,296	12.9%	6.7%

Airline Passenger Revenue.  Airline passenger revenue increased 5.8% to $104.2 million in 2007 from $98.6 million in 2006. This increase was primarily attributable to a 6.4% increase in average fares, and a 0.6% decrease in the number of passengers carried, compared to 2006.

We increased our average passenger fare by 6.4% in 2007 to $121.48 from $114.13 in 2006. The rate of year-over-year increase in our average fare was highest from October to December 2007, as we tried to mitigate the rapid rise in fuel prices that occurred toward the end of 2007.

We reduced our capacity slightly for the year as available seat miles declined by 0.3%, with most of that reduction coming during the final four months of 2007, which coincided with the steepest year-over-year rise in fuel prices. While increased fares mitigate higher fuel prices eventually, such actions often result in a decline in the number of passengers flown. In November and December of 2007, the number of passengers flown declined by 9.3% and 9.8%, respectively, compared to the same months in 2006. This was partially due to aircraft being out of service for maintenance.  The decline in the number of passengers flown for all of 2007 was 0.6%.

In 2006, passenger revenue increased 12.0% to $98.6 million from $88.0 million in 2005. This increase was primarily the result of an increase of almost one percentage point in our passenger load factor, a 6.7% increase in yield per revenue passenger mile and a modest increase of 3.4% in available seat miles. The increase in passenger load factor was largely due to increased recognition and utilization in new markets we established in the previous year. The increase in yield per revenue passenger mile reflected an industry-wide improvement in the pricing environment, which we believe was largely in response to substantially higher fuel prices.

Charter, Cuba Operations and Other Revenue. Revenues from charter and other revenue increased 55.9% to $5.3 million in 2007 from $3.4 million in 2006 due principally to the full year effect in 2007 of our commencement in June 2006 of a new charter service for a government subcontractor. In addition, during 2007 we initiated new charter service to Chub Cay and Great Harbour Cay in the Bahamas.

In 2006, revenues from charter and other revenue increased 187.3% to $3.4 million from $1.2 million in 2005 due principally to our commencement of a new charter service for a government subcontractor and growth in our Cuba charter operations. Between the time of its inception in June 2006 and the end of the year, this contract generated $1.2 million of incremental charter revenue. During 2006, charter revenue from the Cuban charter operation, net of expenses, increased to $889,000 compared to $432,000 in 2005. This increase was primarily due to our operation of additional flights and use of higher-capacity aircraft.

Academy Revenue. Revenue increased 3.7% in 2007 to $3.8 million, which marked the first annual revenue increase in two years. The competitive marketplace for the past 18 months has made student applicant recruiting by the Academy more challenging. This was due to the fact that several regional airlines, which were competing aggressively for pilots in the face of an industry-wide pilot shortage, reduced their minimum flight hours required for pilots, lessening demand for the services provided by the Academy.

In 2006, revenue declined by 27.4% to $3.6 million from $5.0 million in 2005. The revenue decline in 2006 occurred after the former President of the Academy and certain sales personnel resigned their positions and formed a new company that competed directly with the Academy for student pilots. As a result, enrollment at the Academy declined significantly.

Airline Operating Expenses. The following table presents Gulfstream’s operating expenses, before elimination of intercompany expenses, for the years ended December 2005, 2006 and 2007:

	Annual Operating Costs			Percentage of Airline Revenue			Percent Change
(In thousands)	2005	2006	2007	2005	2006	2007	2005 to 2006	2006 to 2007

Flight operations	$11,273	$13,191	$15,677	12.8%	13.4%	15.0%	17.0%	18.8%
Aircraft fuel	20,544	23,559	25,774	23.3%	23.9%	24.7%	14.7%	9.4%
Aircraft rent	6,827	6,191	6,430	7.8%	6.3%	6.2%	-9.3%	3.9%
Maintenance	17,220	21,237	24,574	19.6%	21.5%	23.6%	23.3%	15.7%
Passenger service	20,390	22,171	23,312	23.2%	22.5%	22.4%	8.7%	5.1%
Promotion & sales	7,530	7,920	7,782	8.6%	8.0%	7.5%	5.2%	-1.7%
Depreciation and amortization	2,355	3,431	3,761	2.7%	3.5%	3.6%	45.7%	9.6%
Total	$86,139	$97,700	$107,310	97.9%	99.1%	103.0%	13.4%	9.8%

Flight Operations. Major components of flight operations expense include salaries for pilots, flight attendants and other operations personnel. Flight operations expenses increased to $15.7 million in 2007 from $13.2 million in 2006 and $11.3 million in 2005. This represented increases of 18.8% for 2007 and 17.0% for 2006 over the respective prior year. Most of the increase in flight operations expenses in 2007 and 2006 are attributable to two principal factors: 1) the industry-wide pilot shortage; and 2) fewer pilots provided by the Academy. The industry-wide pilot shortage in 2006 and 2007 resulted in an abnormally high attrition rate for our pilots and increases for pilot training expenses of over $1 million in 2007 and $700,000 in 2006, including increased payroll and lodging expenses during training, increased costs for hiring additional flight instructors, and purchasing significant amounts of additional flight simulator time. We expect some relief from this problem in 2008 as a result of the recent passage of federal legislation that has increased the retirement age of airline captains to age 65 from age 60.

Aircraft Fuel. Our average annual prices for jet fuel have increased from $1.90 in 2005, to $2.18 in 2006 and $2.32 in 2007. During the fourth quarter of 2007, our average cost for a gallon of fuel was $2.72 compared to $2.09 for the same quarter in 2006, or a 30.1% increase. As a result of the relentless rise in fuel costs, fuel increased as a percent of airline revenue from 23.3% in 2005 to 23.9% in 2006 and 24.7% in 2007.

Aircraft Rent. Aircraft rent is related to the lease costs associated with our 27 Beech 1900D aircraft. Aircraft rent was lower in 2006 due to the renegotiation of lease rates with our principal aircraft lessor. As a percentage of revenue, aircraft rent decreased from 7.8% in 2005 to 6.3% in 2006 and 6.2% in 2007, primarily due to the addition of our fleet of Embraer Brasilia aircraft which were purchased, rather than leased.

Maintenance and repairs expense. Major components of maintenance and repairs expense include all salaries and wages, materials and expenses incurred from third party service providers required to maintain our aircraft engines. Maintenance increased to $24.6 million in 2007 from $21.2 million in 2006 and from $17.2 million in 2005. This represented increases of 15.7% in 2007 and 23.3% in 2006 over the respective prior year.

During 2007, our maintenance costs increased as a result of increased employee turnover, higher hourly labor rates, and increased material and repair costs primarily for our Embraer fleet.

During 2006, our maintenance costs increased as a result of a new Beechcraft 1900D engine overhaul contract requiring higher hourly payments, additional costs related to terminating our multi-year engine maintenance contract with a prior vendor, increased materials costs for our Embraer Brasilia fleet, expenses required to comply with an Embraer Brasilia airworthiness directive and higher hourly labor rates.

Passenger Service. Major components of passenger service expense include ground handling services, airport counter and gate rentals, wages paid to our airport employees, passenger liability insurance, security and miscellaneous passenger-related expenses. Passenger service expense increased 5.1% to $23.3 million, or 22.4% of airline revenue, for 2007 from $22.2 million, or 22.5% of airline revenue, for the same period last year.

Passenger service expense increased 8.7% to $22.2 million in 2006 from $20.4 million in 2005. This increase was largely attributable to an increase in expenses for airport rents at certain airports, as well as an overall increase in wage rates provided to our airport employees. These increases were offset by a reduction in our rates for passenger liability insurance, interrupted trip expenses and the leveraging effect on certain fixed expenses that resulted from capacity additions and increases in revenue yield over the past two years.

Promotion and Sales. Major components of promotion and sales expense include credit card commissions, travel agent commissions and reservation system fees.

Promotion and sales expense decreased to $7.8 million in 2007 from $7.9 million in 2006. Promotion and sales expense increased by 5.2% to $7.9 million in 2006 from $7.5 million in 2005. Promotion and sales expense declined as a percent of airline revenue to 7.5% in 2007 from 8.6% in 2005. Most of this two-year improvement has resulted from favorable trends in marketing and distribution costs, as well as the impact of higher average fares.

Depreciation and amortization expense. Depreciation and amortization expense increased to $3.8 million in 2007 from $3.4 million in 2006 and $2.4 million in 2005. This represented increases of 9.6% for 2007 and 45.7% for 2006 over the respective prior year. The large increase in 2006 was primarily due to the additional depreciation resulting from both the $6.2 million valuation increase attributable to our owned Embraer aircraft, and increased amortization of intangible assets resulting from the acquisition of Gulfstream and the Academy in March 2006.

General and Administrative and Academy Operating Expense. Our consolidated general and administrative expenses include the expenses of the Academy, as set forth in the following table.

	Predecessor		Successor			Percent Change
(In thousands)	Year Ended Dec 31,	Period Jan 1, 2006 to Mar 14,	Period Mar 15, 2006 to Dec 31,	Pro Forma	Year Ended Dec 31,	2005 to	2006 to
	2005	2006	2006	2006	2007	2006	2007

General and administrative expenses	$2,659	$580	$2,508	$3,130	$3,526	17.7%	12.7%
Academy expenses	4,408	689	2,443	3,132	3,799	-28.9%	21.3%
Consolidated general and administrative	$7,067	$1,269	$4,951	$6,262	$7,325	-11.4%	17.0%

General and administrative expenses, excluding Academy expenses, increased to $3.5 million in 2007 from $3.1 million in 2006 and from $2.7 million in 2005.

Most of the increase in 2007 was attributable to corporate expenses, including share-based compensation expense associated with accelerated vesting of stock options based on the completion of our initial public offering of common stock in December 2007, as well as consulting expenses and board of directors’ fees.

Most of the increase in 2006 was attributable to corporate expenses related to the acquisition of the predecessor companies in March 2006, including consulting expenses, board of directors’ fees and share-based compensation expense.

Academy expenses increased to $3.8 million in 2007 from $3.1 million in 2006, while revenue increased only 3.7% to $3.8 million in 2007. Most of the increase in expenses related to increased legal fees associated with litigation by us against the Academy’s former President, as well as higher sales and advertising expenses necessitated by a more competitive business environment during 2007.

Academy expenses declined to $3.1 million in 2006 from $4.4 million in 2005. This decrease was due to and consistent with the Academy’s revenue decline of 27.4% in 2006 compared to the prior year. The reasons for the revenue decline were discussed above. Total Academy expenses tend to decrease proportionately with significant changes in revenue, because a high percentage of these expenses are variable.

Non-Operating Income and Expense. Interest expense increased from $699,000 in 2005 to $1.2 million in 2006 and $1.1 million in 2007. The increase from 2005 was due to subordinated debt incurred in 2006 to finance the acquisition of Gulfstream and the Academy. The subordinated debt of $3.32 million was redeemed in December 2007 from proceeds of our initial public offering of stock. A $174,000 loss on extinguishment of the subordinated debt was recognized in 2007.

Income Taxes. The effective income tax rate was 24.7% in 2005, 35.9% in 2006 and 21.2% in 2007. The lower effective rate in 2005 was primarily due to the fact that the Academy was an S corporation prior to its acquisition on March 14, 2006 and not subject to corporate income taxes. The Company recognized a benefit for income taxes in 2007 associated with its pre-tax loss. The effective tax rate in 2007, however, was lower than the prior year primarily due to additional income tax associated with the Internal Revenue Code Section 338 election made by the Company in September 2007.

LIQUIDITY AND CAPITAL RESOURCES

Overview

Liquidity refers to the liquid financial assets available to fund our business operations and pay for near-term obligations. These liquid financial assets consist of cash as well as short-term investments. Our cash requirements have historically been satisfied through a combination of cash flows from operations and debt financings.

As of December 31, 2007, our cash and cash equivalents balance was $3.9 million, and we had a negative working capital of $13.1 million, compared to negative working capital of $7.7 million as of December 31, 2006. During 2007, several factors combined to negatively impact our cash and working capital positions, which are listed below:

•

unanticipated overhaul of several Embraer aircraft engines for a cost approximating $3.7 million, including $1.3 million in December 2007;

•

a decline of $2.1 million during the fourth quarter of 2007 in airline EBITDA (earnings before interest, taxes, depreciation and amortization) compared to the same quarter in 2006, as jet fuel prices climbed relentlessly;

•

cash expenditures exceeding $1.1 million in April and May 2007 related to terminating our multi-year engine maintenance contract with a prior vendor; and

•

capital expenditures of $2.4 million, less $1.75 million provided by aircraft financing, associated with the purchase and upgrading of an eighth Embraer Brasilia aircraft purchased in March 2007.

On December 19, 2007, we completed our initial public offering of 800,000 shares of common stock. On January 7, 2008, we completed the exercise in full of the underwriter’s option to purchase an additional 120,000 shares of common stock to cover overallotments. The shares were registered on Form S-1 (file number 001-144363), which the SEC declared effective on December 13, 2007. The public offering price of the shares was $8.00. Following the completion of the underwriter’s overallotment option on January 7, 2008, 2,959,460 shares of common stock, par value $.01 per share, were outstanding. Net proceeds from the offering were $5.1 million, of which $0.9 million was received in January 2008 in connection with the exercise of the overallotment option. The gross proceeds totaled $7.4 million and offering-related costs amounted to $2.3 million as follows:

•

underwriting discount of 8% or $588,800 (charged against additional paid-in-capital); and

•

direct expenses of approximately $1,729,000 (charged against additional paid-in capital), including legal fees, printing costs, accounting fees, qualified independent underwriter fees and other miscellaneous direct expenses.

We used approximately $3.3 million of the proceeds to fully redeem our 12% subordinated debentures during December 2007, which would have matured on March 14, 2009. As of December 31, 2007, all but $1.8 million of the net proceeds had been used to redeem such debentures and the remaining funds were invested in short-term investment grade, interest-bearing instruments. In January and February 2008, the remaining proceeds were expended for general working capital purposes.

In January 2008 we began implementation of a revised business plan. The objectives of our plan are to mitigate as much as possible the effects of the increased price of jet fuel by reducing the size and complexity of our operations, lowering our operating expenses and raising cash by selling or refinancing certain aircraft and parts. Our revised business plan specifically calls for:

•

raising several million dollars through the refinancing and/or sale of certain aircraft and related parts inventory;

•

restructuring our route network to eliminate city pairs that are no longer profitable in the present high fuel price environment, and to redeploy assets to higher margin routes; and

•

cost reduction initiatives related to flight operations, maintenance, passenger service and general and administrative.

We believe we can fund our operations for the next twelve months through a combination of cash on hand, and cash we can obtain through sales of certain assets and implementation of our revised business plan. However, we can make no assurance that implementation of this revised business plan will be timely or successfully completed, or that we will be able to fund our operations in the long term.

The following table summarizes key cash flow information for the years ended December 31, 2005, 2006 and 2007.

	Predecessor		Successor
(In thousands)	Year Ended Dec 31, 2005	Period Jan 1, 2006 to Mar 14, 2006	Year Ended Dec 31, 2006	Pro Forma 2006	Year Ended Dec 31, 2007
Cash Flow Data:
Cash Flow Provided by (Used in):
Operating Activities	$4,226	$(447)	$5,126	$4,679	$6,116
Investing Activities	(1,433)	(971)	(10,758)	(11,729)	(6,219)
Financing Activities	(1,802)	(251)	8,775	8,524	898
Net increase (decrease) in cash and cash equivalents	$991	$(1,669)	$3,143	$1,474	$795

Operating activities.

Cash provided by operating activities increased to $6.1 million in 2007 compared to $4.7 million in 2006. Although we reported a net loss of $3.1 million in 2007, the loss included significant non-cash expenses and charges, including depreciation and amortization expense of $3.9 million and a goodwill impairment charge of $2.4 million. In addition, accounts payable and accrued expenses increased by $4.9 million in 2007, compared to an increase of $2.8 million in 2006.

Cash provided by operating activities increased to $4.7 million in 2006 compared to $4.2 million in 2005. The increase was primarily due to higher income before non-cash charges in 2006.

Investing activities.

Cash used in investing activities was $6.2 million in 2007 and primarily included the purchase of an eighth Embraer Brasilia aircraft for a total cost of $2.3 million, as well as capitalized engine overhaul expenses totaling $3.7 million associated with our existing fleet of seven Brasilia aircraft.

Cash used in investing activities was $11.7 million for 2006 compared to $1.4 million in 2005. The significant increase in cash used in investing activities in 2006 represented the acquisition of the predecessors on March 14, 2006. Cash used in investing activities during 2005 primarily consisted of capital expenditures related to the purchase of equipment for our airline business.

Financing activities.

Cash provided by financing activities was a net $0.9 million for 2007. The company received $4.2 million of net proceeds from its initial public offering in December 2007, $0.75 million drawn from its revolving credit line with Wachovia Bank in September 2007, and $0.6 million related to the financing of its eighth Embraer Brasilia aircraft. In December 2007 the Company redeemed $3.32 million of subordinated debentures from the proceeds of its initial public offering.

Cash provided by financing activities was $8.5 million for 2006 that included the issuance of common stock and subordinated debentures for a total of $10.9 million to finance the acquisition of the predecessor companies, offset by repayments of debt and payment of loan fees. Cash used in financing activities in 2005 were comprised mostly of repayments of debt, payment of loan fees and dividend payments.

Debt and Other Contractual Obligations

We maintain a $750,000 revolving line of credit from Wachovia Bank, N.A., that expires on July 31, 2008, to fund our cash requirements during our weakest seasonal period, which typically occurs between August and December each year. We accessed this line of credit for a total amount of $750,000 in September 2007, and it presently remains outstanding. Borrowings under the Wachovia credit line bear interest at a rate of LIBOR + 2.75%, which was 7.35% at December 31, 2007. There were no borrowings under this line as of December 31, 2006. Our revolving credit agreement with Wachovia Bank, N.A. requires that we maintain a debt to EBITDA ratio of not more than 3.00 to 1.00, and that we maintain our primary depository account with Wachovia Bank, N.A. For purposes of this loan agreement, EBITDA is defined as the sum of earnings before interest, taxes, depreciation and amortization. We were not in compliance with this financial covenant as of December 31, 2007. On March 28, 2008, Wachovia Bank granted a waiver with respect to non-compliance with this financial covenant through July 31, 2008.

In December 2005 we entered into a term loan agreement with Irwin Union Bank pursuant to which we borrowed $8.6 million to refinance seven Embraer Brasilia aircraft, which we originally financed from the seller, Atlantic Southeast Airlines, Inc. (a subsidiary of SkyWest, Inc.). This term loan bears interest at 6.95% per annum, and is payable in 60 equal installments of $145,000 per month, with a balloon payment of $1.88 million due in December 2010. The principal balance of this term loan was $6.2 million at December 31, 2007. The term loan is secured by our Embraer fleet and is guaranteed by SkyWest, Inc. The term loan agreement requires that we maintain a ratio of greater than 1.00 to 1.00 of: (1) the sum of each of the four previous calendar quarters’ earnings before depreciation, interest, and operating lease expense, to (2) the sum of interest expense, operating leases and current maturities of long term debt. We were in compliance with the financial covenants as of December 31, 2007.

In March 2006, we issued a total of 3,320 units at a purchase price of $1,000 per unit to 23 investors, for an aggregate cash consideration of $3.32 million. Each unit consisted of (1) a 12% subordinated debenture in the principal amount of $1,000 due March 14, 2009, and (2) a warrant to purchase 14 shares of common stock at an exercise price of $5.00 per share, exercisable at the option of the holder for a period of five years. The debentures bear interest of 12% per annum, payable quarterly. During December 2007, the outstanding principal balance of $3.32 million on these debentures was redeemed from the net proceeds of our initial public offering of common stock.

On March 22, 2007, we entered into a 5-year loan agreement with Wachovia Bank, comprised of two promissory notes in the aggregate principal amount of $1,750,000, to finance the acquisition and refurbishment of one Embraer Brasilia aircraft. The loan is payable in monthly principal installments of $12,687 and a final balloon payment of $1,045,000 in March 2012, and bears interest monthly, payable on the unpaid principal balance at the rate of LIBOR plus 2.75%. Our loan agreement with Wachovia Bank, N.A. requires that we maintain a funded debt to EBITDA ratio of not more than 3.00 to 1.00, a funds flow coverage ratio of greater than 1.75 to 1.00, and that we maintain our primary depository account with Wachovia Bank, N.A. On March 28, 2008, Wachovia Bank granted a waiver with respect to non-compliance with the funded debt to EBITDA and funds flow coverage ratios through July 31, 2008.

We have significant obligations for aircraft that are classified as operating leases and therefore are not reflected on our balance sheet. The 27 Beechcraft 1990Ds in our total fleet of 35 aircraft are subject to individual operating leases that expire between 2008 and 2010. We also lease our hangar and corporate office facilities in Fort Lauderdale, Florida under various operating leases that expire from 2009 to 2025.

In June 2003, we entered into a tri-party Pooling and Engine Services Agreement with our aircraft vendor and engine maintenance contractor that allowed us to exchange 16 engines requiring overhaul for mid-life engines owned by our aircraft vendor that had time remaining before overhaul. The future overhaul costs of the mid-life engines were shared proportionately, with our portion based on engine hours flown until the next overhaul. Accordingly, based on engine hours flown since June 2003, we incurred a liability of $5.55 million, representing its contractual obligation for its share of the overhaul costs by recognizing engine maintenance expense of $1,604,367, $1,766,042, $1,748,733 and $430,685 in 2003, 2004, 2005 and Interim 2006, respectively. The 16 engines are expected to be returned to the aircraft vendor during the 24 months beginning January 2007. Two engines were returned between January 1 and February 28, 2007 for a total cost of approximately $600,000, which was charged to the engine return liability account.

In March 2007, the Company signed a new engine services agreement providing for a fixed rate per hour for engine overhaul services. Included in that agreement, and in conjunction with this return requirement, we secured the commitment of our new engine maintenance vendor to perform engine overhaul services beginning March 1, 2007 at a pace that will allow the remaining fourteen mid-life engines to be returned to the aircraft vendor in accordance with contractual specifications. In return, we agreed to make fixed monthly payments of $166,667 to the engine maintenance vendor beginning March 31, 2007 and continuing for 24 months. In addition, we expect to pay approximately $800,000 for work not covered by the engine services agreement. See Note (9) Engine Return Liability.

We perform our airplane maintenance and repairs primarily at our maintenance hangar located at Hollywood- Fort Lauderdale Airport. The lease on our Fort Lauderdale facility is renewed for one-year terms and is currently set to expire on May 31, 2009. If this lease were not renewed, we would likely incur an increase in our lease and related costs of up to $100,000 per year. Our current lease cost is approximately $220,000 per year.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Seasonality

Gulfstream’s business is subject to substantial seasonality, primarily due to leisure and holiday travel patterns, particularly in the Bahamas. We experience the strongest demand from February to July, and the weakest demand from August to December, during which period we typically suffer operating losses. As a result, our operating results for a quarterly period are not necessarily indicative of operating results for an entire year, and historical operating results are not necessarily indicative of future operating results. Our results of operations generally reflect this seasonality.

Critical Accounting Policies and Estimates

Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition. Passenger revenue is recognized when transportation is provided. Over 97% of the passenger tickets for travel on our airline are off-line ticket sales (sold by another airline and used on Gulfstream) and are settled through interline clearing-houses. The majority of these tickets are sold by Continental as a result of our alliance agreement with them. We receive the sales proceeds from these ticket sales by monthly settlements with selling carriers through interline clearing-houses when travel has been completed. Since these are off-line ticket sales with respect to Gulfstream, refunds and exchanges are the responsibility of and completed by the airline that sold the ticket.

Less than 3% of the passenger tickets for travel on our airline are on-line ticket sales (sold by an airline and used on that airline) sold directly by us. Passenger revenue associated with these tickets is recognized when transportation is provided or when the ticket expires unused, rather than when a ticket is sold. These tickets expire one year from the date of issue. We are required to charge certain taxes and fees on our passenger tickets. These taxes and fees include U.S. federal transportation taxes, federal security charges, airport passenger facility charges and foreign arrival and departure taxes. These taxes and fees are legal assessments on the customer. As we have a legal obligation to act as a collection agent with respect to these taxes and fees, we do not include such amounts in passenger revenue. We record a liability when the amounts are collected and relieve the liability when payments are made to the applicable government agency or operating carrier.

The amounts associated with passenger tickets sold by us are included in our consolidated balance sheet as air traffic liability. We maintain specific identification of passenger tickets used each period, which are included in results of operations for the periods in which travel is completed. Tickets purchased but not yet used are included in air traffic liability.

Charter revenue, excess baggage fees, and miscellaneous revenue are recognized when transportation service is provided.

Enrollment fee revenue is based upon actual training hours used by the students of our pilot training academy. The remaining unused hours represent deferred tuition revenue.

Frequent Flyer Awards. In conjunction with its several code share agreements, Gulfstream participates in the respective frequent flyer programs of its code share partners. However, our code share partners are responsible for the overall administration and costs of their programs.

Passengers on our airline, who are also participants in the frequent flyer programs of our code share partners, can earn mileage credits in those programs for travel on our airline. GIA incurs costs from its code share partners for mileage credit earned by these passengers in accordance with rates specified in the respective code share agreements.

In addition, participants in these frequent flyer programs may use mileage accumulated in those programs to obtain free trips on one of Gulfstream’s flights. Gulfstream receives revenue from its code share partners for travel awards redeemed by its participants on Gulfstream’s flight segments in accordance with rates specified in the respective code share agreements.

Maintenance and Repair Costs. Gulfstream operates under an FAA-approved continuous inspection and maintenance program. Routine maintenance and repairs are charged to operations as incurred. We account for major engine maintenance activities for our Beechcraft 1900D leased aircraft on the direct expense method. Under this method, major engine maintenance is performed under a long-term contract with a third party vendor, whereby set monthly payments are made on the basis of hours flown and are charged to expense as paid.

Major engine maintenance for our EMB-120 owned aircraft is based on the built-in overhaul method. The built-in overhaul method is based on segregation of the aircraft costs into those that should be depreciated over the useful life of the aircraft and those that require overhaul at periodic intervals. Thus, the estimated cost of the overhaul component included in the purchase price was set up separately from the cost of the airframe and is amortized to the date of the initial overhaul. The cost of the initial overhaul is then capitalized and amortized to the next overhaul, at which time the process is repeated.

Impairment of Long-Lived and Intangible Assets. We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Stock-Based Compensation. Effective January 1, 2006, we adopted the accounting and disclosure provisions of SFAS No. 123(R), Share-Based Payment, which requires that new, modified and unvested share based payment transactions with employees, such as stock options and restricted stock, be measured at fair value on the grant date and recognized as compensation expense over the vesting period.

The fair value of the underlying common stock for stock options granted during 2006 and 2007 was determined to be $5.00, which was based on the value paid by investors when we were acquired on March 14, 2006. We did not secure an independent valuation, because we concluded that an independent valuation would not result in a more meaningful or accurate determination of fair value in the circumstances. Our business fundamentals had not changed appreciably between the acquisition date and the date on which the options were granted, which occurred on May 31, 2006 and January 26, 2007. In addition, as of the time of the option grants we had engaged new auditors to review our accounting policies and complete audits of our historical financial statements, we were in the process of adopting a new accounting pronouncement (FSP No. AUG AIR-1) to account for engine maintenance on our owned airplanes, and we were negotiating a new engine maintenance agreement for leased airplanes, all of which may have had an undetermined but potentially significant impact on our financial statements. As a result, we concluded that the value paid by investors when we were acquired on March 14, 2006 was the most accurate indicator of fair value, given the uncertainty of the circumstances.

The increase from the $5.00 per share fair value as of each stock option grant date (i.e. May 31, 2006 and January 26, 2007) to the IPO valuation of $8.00 per share was largely attributable to two principal factors:

•

The first factor was the liquidity-driven valuation premium inherently available to a company as it transitions from privately-held to publicly-traded status.

•

The second factor relates to our growth prospects, which had improved since the beginning of 2007. Market dynamics, competitive forces and record-high fuel prices had combined to create growing market opportunities for cost-efficient, small-capacity turboprop carriers like Gulfstream.

See Note (13) Stock Options in the Notes to Consolidated Financial Statements of the Company’s audited financial statements for more information regarding our Stock Incentive Plan and stock options granted during 2006.

New Accounting Pronouncements

In July 2006, the Financial Standards Accounting Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN No. 48”), which clarifies the accounting and disclosure for uncertainty in tax positions. FIN No. 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes.  We are subject to the provisions of FIN No. 48 as of January 1, 2007, and have analyzed filing positions in all of the federal and state jurisdictions where we are required to file income tax returns, as well as all open tax years in these jurisdictions. The adoption of FIN No. 48 did not have a material effect on our consolidated financial position or results of operations.

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements”, which defines the fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  Management does not believe the adoption of this standard will have a material impact on our consolidated financial results or results of operations.

In September 2006, the United States Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). This SAB provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 establishes an approach that requires quantification of financial statement errors based on the effects of each of the company’s balance sheet and statement of operations and the related financial statement disclosures. The SAB permits existing public companies to record the cumulative effect of initially applying this approach in the first year ending after November 15, 2006 by recording the necessary correcting adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings. Additionally, the use of the cumulative effect transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose. See “Note 1, Restatement of Consolidated Financial Statements” in Notes to Consolidated Financial Statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). This Statement expands opportunities to use fair value measurements in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. This Statement is effective for fiscal years beginning after November 15, 2007. Management does not believe SFAS No. 159 will result in a material adverse effect on its financial condition, results of operations, or cash flows.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements -- an amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 requires that ownership interests in subsidiaries held by parties other than the parent, and the amount of consolidated net income, be clearly identified, labeled, and presented in the consolidated financial statements within equity, but separate from the parent's equity. It also requires once a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary be initially measured at fair value. Sufficient disclosures are required to clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS No. 160 will be effective for the Company beginning January 1, 2009. We are currently evaluating the impact of the provisions of SFAS No. 160 on its financial position, results of operations and cash flows and does not believe the impact of the adoption will be material.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-K, including the sections entitled “The Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements. These statements relate to, among other things:

•

our business strategy;

•

our value proposition;

•

the market opportunity for our services, including expected demand for our services;

•

information regarding the replacement, deployment, acquisition and financing of certain numbers and types of aircraft, and projected expenses associated therewith;

•

costs of compliance with FAA regulations, Department of Homeland Security regulations and other rules and acts of Congress;

•

the ability to pass taxes, fuel costs, inflation, and various expense to our customers;

•

certain projected financial obligations;

•

our estimates regarding our capital requirements; and

•

any of our other plans, objectives, expectations and intentions contained in this prospectus that are not historical facts.

These statements, in addition to statements made in conjunction with the words “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate” and similar expressions, are forward-looking statements. These statements relate to future events or our future financial performance and only reflect management’s expectations and estimates. The following is a list of factors, among others, that could cause actual results to differ materially from the forward-looking statements:

•

changing external competitive, business, budgeting, fuel supply, weather or economic conditions;

•

changes in our relationships with employees or code share partners;

•

availability and cost of funds for financing new aircraft and our ability to profitably manage our existing fleet;

•

adverse reaction and publicity that might result from any accidents;

•

the impact of current or future laws and government investigations and regulations affecting the airline industry and our operations;

•

additional terrorist attacks; and

•

consumer unwillingness to incur greater costs for flights.

You should read this Form 10-K completely and with the understanding that our results may be materially different from what we expect. We undertake no duty to update these forward-looking statements after the date of this Form 10-K, even though our situation may change in the future. We qualify all of our forward-looking statements by these cautionary statements.

Item 7A.

Quantitative and Qualitative Disclosures about Market Risk

Our market risks relate primarily to changes in aircraft fuel costs and in interest rates.

Aircraft Fuel. In the past, we have not experienced difficulties with fuel availability and we currently expect to be able to obtain fuel at prevailing market prices in quantities sufficient to meet our future needs. Pursuant to our contract flying arrangements with our code share partners, we will bear the economic risk of fuel price fluctuations.

We typically do not enter into, and are currently not a party to, any derivative or other arrangement designed to hedge against or manage the risk of an increase in fuel prices. Accordingly, our statement of income and our cash flows are and will continue to be affected by changes in the price and availability of fuel.

Interest Rates. Our senior term loan carries a fixed rate of interest and is not tied to market indices. Therefore, our statement of operations and our cash flows are not exposed to changes in interest rates.

Item 8.

Financial Statements and Supplementary Data

The information set forth below should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” appearing elsewhere herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Gulfstream International Group Inc.

We have audited the accompanying consolidated balance sheets of Gulfstream International Group Inc. (the “Successor Company”) as of December 31, 2007 and 2006 and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years ended December 31, 2007 and 2006 and for the period from December 20, 2005 (date of inception) through December 31, 2005. We have also audited the accompanying related consolidated statements of income, changes in stockholders' equity and cash flows of G-Air Holdings, Inc. and Subsidiary and Affiliate (the “Predecessor Company”) for the period January 1, 2006 to March 14, 2006 and the year ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Successor Company as of December 31, 2007 and 2006 and the results of their operations and cash flows for the years ended December 31, 2007 and 2006 and the period from December 20, 2005 (date of inception) to December 31, 2005, and the results of the Predecessor Company operations and its cash flows for the period January 1, 2006 to March 14, 2006 and the year ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

/s/ Rotenberg Meril Solomon Bertiger & Guttilla, P.C.

Rotenberg Meril Solomon Bertiger & Guttilla, P.C.

Saddle Brook, NJ

April 11, 2008

GULFSTREAM INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2006 and 2007

(In thousands)

	2006	2007
	(Restated)
Assets
Cash and cash equivalents	$3,143	$3,938
Accounts receivable, net	3,384	2,910
Due from related entity	606	640
Expendable parts	1,549	1,951
Prepaid expenses	517	539
Total Current Assets	9,199	9,978
Property and Equipment
Flight equipment	18,165	23,855
Other property and equipment	1,005	1,533
Less - accumulated depreciation	(3,053)	(5,390)
Property and Equipment, net	16,117	19,998

Intangible assets, net	4,301	4,053
Goodwill	5,094	2,703
Deferred tax assets	472	1,509
Other assets	1,797	1,180
Total Assets	$36,980	$39,421
Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable and accrued expenses	$10,977	$15,869
Long-term debt - current portion	1,273	2,268
Engine return liability - current portion	3,060	3,300
Air traffic liability	1,351	1,270
Deferred tuition revenue	281	408
Total Current Liabilities	16,942	23,115
Long-term Liabilities
Long-term debt, net of current portion	6,250	6,415
Subordinated debentures, net of debt issuance costs	3,273	—
Engine return liability, net of current portion	2,490	490
Total Liabilities	28,955	30,020
Commitments and Contingencies
Minority Interest	5	—
Stockholders' Equity
Common stock	20	28
Additional paid-in capital	7,755	12,234
Common stock warrants	61	61
Retained earnings (deficit)	184	(2,922)
Total Stockholders' Equity	8,020	9,401
Total Liabilities & Stockholders' Equity	$36,980	$39,421

The accompanying notes are an integral part of these consolidated financial statements.

GULFSTREAM INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2005, 2006 and 2007

(In thousands, except per share data)

	Predecessor		Successor
	Year Ended December 31, 2005	Period from January 1, to March 14, 2006	December 20, 2005 (Inception) to December 31, 2005	Year Ended December 31,
				2006	2007
Operating Revenues
Passenger revenue	$87,983	$20,264	$—	$78,290	$104,230
Academy, charter and other revenue	5,282	1,165	—	5,540	8,066
Total Operating Revenues	93,265	21,429	—	83,830	112,296

Operating Expenses
Flight operations	9,923	2,266	—	9,679	13,794
Aircraft fuel	20,544	4,203	—	19,356	25,774
Maintenance	17,220	3,843	—	17,394	24,574
Passenger and traffic service	20,390	4,798	—	17,373	23,312
Aircraft rent	6,827	1,300	—	4,891	6,430
Promotion and sales	7,530	1,561	—	6,359	7,782
General and administrative	7,067	1,269	—	4,951	7,325
Depreciation and amortization	2,355	503	—	2,726	3,761
Goodwill impairment	—	—	—	—	2,391
Total Operating Expenses	91,856	19,743	—	82,729	115,143

Operating Income (Loss)	1,409	1,686	—	1,101	(2,847)

Non-operating (Expense) Income
Interest expense	(699)	(158)	—	(954)	(1,146)
Interest income	48	1	—	171	141
Gain on sale of equipment	132	—	—	—	—
Loss on extinguishment of debt	—	—	—	—	(174)
Other income (expense)	40	(6)	—	8	86
Total Non-operating (Expense) Income	(479)	(163)	—	(775)	(1,093)

Income (Loss) Before Provision for Income Taxes and Minority Interest	930	1,523	—	326	(3,940)
Income tax provision (benefit)	230	523	—	137	(834)

Income (Loss) Before Minority Interest	700	1,000	—	189	(3,106)
Minority interest	—		—	(5)	—

Net Income (Loss)	$700	$1,000	$—	$184	$(3,106)
Net Income (Loss) per share:
Basic	—	—	—	$0.11	$(1.50)
Diluted	—	—	—	$0.08	$(1.52)
Shares used in calculating Net Income (Loss) per share:
Basic	—	—	—	1,681	2,075
Diluted	—	—	—	1,681	2,075

The accompanying notes are an integral part of these consolidated financial statements.

GULFSTREAM INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended December 31, 2005, 2006 and 2007

(In thousands)

	Common Stock			Common Stock Warrants
	Number of Shares	Amount	Additional Paid-in Capital	Number of Shares	Value	Retained Earnings (Deficit)	Treasury Stock	Total

PREDECESSOR
Balance January 1, 2005	—	$15	$7,513	—	—	$(3,706)	$(6,000)	$(2,178)
Net Income, 2005	—	—	—	—	—	700	—	700
Capital contribution adjustment	—	—	(4)	—	—	—	—	(4)
Dividends paid	—	—	—	—	—	(824)	—	(824)
Acquisition of stock in subsidiary	—	—	(850)	—	—	—	—	(850)
Balance December 31, 2005	—	15	6,659	—	—	(3,830)	(6,000)	(3,156)
Net Income, January 1 to March 14, 2006	—	—	—	—	—	1,000	—	1,000
Dividends paid	—	—	—	—	—	(53)	—	(53)
Balance March 14, 2006	—	$15	$6,659	—	—	$(2,883)	$(6,000)	$(2,209)

SUCCESSOR:
Issuance of common stock to founders	350	$3	$67	—	$—	$—	$—	$70
Balance December 31, 2005	350	3	67	—	—	—	—	70

Issuance of common stock to private investors	1,679	17	7,611	—	—	—	—	7,628
Warrants issued with subordinated debt	—	—	—	46	61	—	—	61
Share based compensation	—	—	77	—	—	—	—	77
Net Income, 2006	—	—	—	—	—	184	—	184
Balance December 31, 2006	2,029	20	7,755	46	61	184	—	8,020

Issuance of common stock to Company Director	10	—	50	—	—	—	—	50
Issuance of common stock in public offering, net of offering costs and underwriting discount	800	8	4,150	—	—	—	—	4,158
Share based compensation	—	—	279	—	—	—	—	279
Net Income, 2007	—	—	—	—	—	(3,106)	—	(3,106)
Balance December 31, 2007	2,839	$28	$12,234	46	$61	$(2,922)	$—	$9,401

The accompanying notes are an integral part of these consolidated financial statements.

GULFSTREAM INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2005, 2006 and 2007

(In thousands)

	Predecessor		Successor
	Year Ended December 31, 2005	Period from January 1, to March 14, 2006	December 20, 2005 (Inception) to December 31, 2005	Year Ended December 31
				2006	2007

Cash Flows From Operating Activities:
Net income (loss)	$700	$1,000	$—	$184	$(3,106)
Adjustment to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,355	505	—	2,904	3,896
Goodwill impairment	—	—	—	—	2,391
Deferred income tax provision	189	495	—	91	(1,037)
Share-based compensation	—	—	—	78	279
Forgiveness of debt	16	—	—	—	—
Minority interest	—	—	—	5	(5)
Gain on disposal of property and equipment	(133)	—	—	—	—
Loss on extinguishment of debt	—	—	—	—	174
Changes in operating assets and liabilities:
Decrease (increase)in receivables	(676)	(1,191)	—	(1)	474
Decrease (increase) in expendable parts	(966)	124	—	(32)	(403)
Decrease (increase) in prepaid expense	(49)	32	—	(302)	(22)
Decrease (increase) in due from affiliates	44	(28)	—	(68)	(33)
Decrease (increase) in other assets	328	(18)	—	(285)	329
Increase (decrease) in accounts payable and accrued expenses	873	(1,856)	—	2,759	4,892
Increase (decrease) in deferred revenue and refundable deposits	(203)	59	—	(207)	47
Increase (decrease) in engine return liability	1,748	431	—	—	(1,760)
Net cash provided by (used in) operating activities	4,226	(447)	—	5,126	6,116
Cash Flows From Investing Activities:
Acquisition of property and equipment	(1,525)	(971)	—	(1,945)	(6,219)
Cash acquired in acquisition	—	—	—	1,917	—
Cash paid for acquisition	—	—	—	(10,730)	—
Repayment of loans receivable	92	—	—	—	—
Net cash used in investing activities	(1,433)	(971)	—	(10,758)	(6,219)
Cash Flows From Financing Activities:
Proceeds from borrowings	2,421	9	—	3,320	1,350
Repayments of debt	(2,839)	(207)	—	(1,936)	(4,660)
Payment of loan fees	(560)	—	—	(306)	—
Proceeds from issuance of common stock	—	—	—	7,627	4,208
Proceeds from collections of stock subscriptions receivable	—	—	—	70	—
Dividends paid	(824)	(53)	—	—	—
Net cash provided by (used in) financing activities	(1,802)	(251)	—	8,775	898
Net increase (decrease) in cash and cash equivalents	991	(1,669)	—	3,143	795
Cash, beginning of period	2,595	3,586	—	—	3,143
Cash, end of period	$3,586	$1,917	$—	$3,143	$3,938

The accompanying notes are an integral part of these consolidated financial statements.

GULFSTREAM INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED

Years Ended December 31, 2005, 2006 and 2007

Supplemental disclosure of cash flow information (in thousands):

	Predecessor		Successor
	Year Ended December 31, 2005	Period from January 1, 2006 to March 14, 2006	Year Ended December 31,
			2006	2007

Cash paid during the period for interest	$685	$150	$665	$1,010
Cash paid during the period for income taxes	—	—	170	298

Supplemental disclosure of non-cash investing and financing activities:

Cash paid for acquisition during 2006 (in thousands):

(Restated)

Cash	$(1,917)
Current assets	(5,785)
Property and equipment	(16,664)
Intangible assets:
Affiliation agreement	(1,609)
Operating certificate	(2,230)
Tradename	(680)
Goodwill	(5,094)
Deferred tax assets	(565)
Other assets	(1,384)
Total liabilities	25,198
Cash paid for acquisition	$(10,730)

During 2005, the Company issued common stock totaling $70,000 for stock subscriptions receivable.

During 2005, Gulfstream International Airlines, Inc. (“GIA”) acquired airframes that were seller financed. The amount of the airframes and the seller financing was $2,453,000.

During 2005, GTA acquired 1,000,000 shares of GIA at a cost of $850,000. GTA satisfied an outstanding note receivable of $700,000 and issued a note payable for $150,000.

During 2005, additional paid-in-capital of GIA was reduced by offsetting a loan receivable from a stockholder in the amount of $4,000.

During the period ended March 14, 2006, GIA acquired vehicles by the issuance of notes payable totalling $44,000.

During 2006, the Company issued warrants with its subordinated debentures valued at $61,000.

During 2007, the Company issued a promissory note for $1,150,000 for the acquisition of an EMB-120 aircraft.

The accompanying notes are an integral part of these consolidated financial statements.

GULFSTREAM INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Nature of Operations and Summary of Significant Accounting Policies

Basis of Presentation

Gulfstream International Group, Inc. (“GIG”) was incorporated in Delaware in December 2005 as Gulfstream Acquisition Group, Inc., and changed its name to Gulfstream International Group, Inc. on June 13, 2007. GIG was formed for the purpose of acquiring Gulfstream International Airlines, Inc. (“GIA” or “Airline”), a wholly-owned subsidiary G-Air Holdings Corp., Inc. (“G-Air”), and Gulfstream Training Academy, Inc. (“GTA” or “Academy”), collectively referred to as the “Company” or “Successor”. On March 14, 2006, GIG closed the sale of its equity and debt securities and immediately thereafter acquired 89.2% of the stock of G-Air and 100% of the stock of GTA (Note (2) Acquisition). As of December 31, 2006, GIG had acquired 98.6% of G-Air and during 2007 it acquired the remaining shares.  The Successor period includes the accounts of GIG for the year ended December 31, 2006 and the consolidated accounts of G-Air and GIA for the period March 15, 2006 to December 31, 2006.

Prior to the acquisition, the consolidated financial statements include the consolidated accounts of G-Air and GIA and the combined accounts of GTA. These consolidated financial statements are labeled as “Predecessor” and cover the year ended December 31, 2005 (“2005”) and the period from January 1, 2006 to March 14, 2006 (“Interim 2006”).

The merger of G-Air Holdings Corp., a Florida corporation, and GIA Holdings Corp., a Delaware corporation, was completed as of March 26, 2007. The surviving entity is GIA Holdings Corp., Inc.

All intercompany accounts and transactions have been eliminated in the consolidated financial statements.

Certain amounts in the prior periods presented have been reclassified to conform to the current period financial statement presentation. These reclassifications have no effect on previously reported net income.

Company Operations

The Airline is a Florida-based regional air carrier providing scheduled passenger service to numerous destinations in Florida and the Bahamas. As of December 31, 2007, the Airline operated a fleet of twenty-seven 19-seat Beechcraft “1900 Turboprop” passenger aircraft and seven 30-seat Embraer “120 Turboprop” passenger aircraft, from multiple hubs in Florida. GIA was incorporated in the state of Florida in November of 1988, and operated initially as an “on-demand” charter airline serving the South Florida area, Cuba and the Bahamas. Following the Department of Transportation’s (“DOT”) approval, the Airline began scheduled flight service in December of 1990.

In January of 1997, GIA signed a comprehensive five-year Alliance Agreement with Continental Airlines (“Continental”) to act as their “Continental Connection” in Florida and the Bahamas effective April 6, 1997. Under the terms of this agreement, Continental handles all reservations, ticketing and collections for GIA and all flights appear as Continental flight numbers. GIA receives passengers connecting from Continental hubs in Newark, Cleveland and Houston. The agreement with Continental was amended and extended in December 1999, August 2003 and March 2006. The March 14, 2006 amendment provides that the term will expire no sooner than November 3, 2011. After such date, the Company or Continental may terminate the agreement, with or without cause, upon one hundred eighty (180) days written notice. GIA also has alliance agreements with Northwest Airlines, United Airlines and Copa Airlines.

GTA was incorporated on March 4, 1997, under the laws of the State of Florida and operates as a flight training academy in Fort Lauderdale, Florida. The Academy provides flight training services to licensed commercial pilots. GTA’s principle program is its First Officer Program, which allows participants to qualify as a FAA Regulations Part 121 airline pilot in four months. Following qualification, students spend 250 hours flying as a FAA Regulations Part 121 first officer at the Airline. By attending the Academy, students are able to enhance their ability to secure a permanent position with a commercial airline. The Academy’s graduates are typically hired by various regional airlines, including GIA.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a purchased maturity of three months or less to be cash equivalents. Cash equivalents consist of a money market account.

At various times during the year, the Company maintains cash balances in excess of the amount insured by the Federal Deposit Insurance Corporation ($100,000). The exposure to the Company is solely dependent upon daily bank balances and the respective strength of the financial institutions. At December 31, 2006 and December 31, 2007, amounts in excess of FDIC limits totaled approximately $3.4 million and $5.0 million, respectively.

The Company’s policy is to deduct outstanding check balances from its cash and cash equivalents balance in its financial statements. In determining exposure to FDIC limits, the Company believes it is appropriate to include outstanding check balances. As a result, the exposures cited exceed the cash and cash equivalent balances.

Accounts Receivable

Trade receivables and other receivables are carried at their estimated collectible amounts. Trade credit is generally extended on a short-term basis; thus trade receivables do not bear interest. Trade accounts receivable are periodically evaluated for collectibility based on past credit history with customers and their current financial position.

Expendable Parts and Fuel

Flight equipment expendable parts and aircraft fuel are carried at cost and recorded in a current asset account. Expendable parts are charged to expense as they are used.

Property and Equipment

Flight equipment and other property and equipment are stated at cost. Depreciation is being provided on the straight-line or accelerated methods over the estimated useful lives of the related assets as follows: Airframes - seven years; aircraft rotable parts - five years; flight simulators – five to seven years; baggage handling, ground support, etc. - five to seven years; office equipment, fixtures and equipment - five years; computer equipment and software – three years; leasehold improvements - five years; and vehicles – three to five years.

Residual values estimated for airframes and aircraft rotable parts are 20 percent of cost.

Long-Lived and Intangible Assets

Identifiable intangible assets are amortized using the straight-line method over the period of expected benefit, unless they were determined to have indefinite lives.

Long-lived assets and intangible assets subject to amortization to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amount may be impaired. Under the provisions of SFAS no. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company records an impairment loss if the undiscounted future cash flows are found to be less than the carrying amount of the asset. If an impairment loss has occurred, a charge is recorded to reduce the carrying amount of the asset to fair value. Long-lived assets and intangible assets subject to amortization to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. There has been no impairment for the years 2006 or 2007.

Under the provisions of SFAS no. 142, “Goodwill and Other Intangible Assets,” intangible assets that have indefinite useful lives are not amortized, but are tested at least annually for impairment, or if circumstances change that will more likely than not reduce the fair value of the reporting unit below its carrying amount.

Goodwill

Goodwill consists of the excess of cost of an acquired entity over the fair value of the net assets acquired. Under the provisions of SFAS no. 142, “Goodwill and Other Intangible Assets,” Goodwill is not amortized, but is tested at least annually for impairment, or if circumstances change that will more likely than not reduce the fair value of the reporting unit below its carrying amount. As more fully described in Note 5, during the year ended December 31, 2007, the Company recorded an impairment charge of $2.391 million related to goodwill.

Fair Value of Financial Instruments

The carrying amounts of financial instruments including cash, accounts receivable, accounts payable and accrued expenses approximate fair value as of December 31, 2006 and 2007, as a result of the relatively short maturity. The Company believes its carrying amount of its long-term senior and subordinated debt approximate fair value based upon the interest rates for these instruments being near current market rates.

Capitalized Interest

Interest is capitalized on long term aircraft refurbishment projects as a portion of the cost of the asset and is depreciated over the estimated useful life of the asset.  Interest in the amount of $0, and $70,000 was capitalized during the years ended December 31, 2006 and 2007, respectively.

Maintenance and Repair Costs

In September 2006, the FASB issued FSP No. AUG AIR-1, Accounting for Planned Major Maintenance Activities. The FSP prohibits the use of the accrual method of accounting for planned major maintenance activities in annual and interim reporting periods. It does continue to permit the application of the other three alternative methods: direct expense, built-in overhaul and deferral. This pronouncement is effective for the first fiscal year beginning after December 15, 2006 and is to be applied retrospectively for all financial statements presented unless doing so is impracticable. Earlier adoption is permitted as of the beginning of an entity's fiscal year. The FSP requires disclosure of the method of accounting for planned major maintenance activities selected, as well as information related to the change from the accrual method to another method. The Company accounts for major overhaul costs using the direct expense method for leased aircraft and the built-in overhaul method for aircraft it owns.

Major engine maintenance for our Embraer 120 Brasilia owned aircraft is based on the built-in overhaul method. The built-in overhaul method is based on segregation of the aircraft costs into those that should be depreciated over the useful life of the aircraft and those that require overhaul at periodic intervals. Thus, the estimated cost of the overhaul component included in the purchase price was allocated separately from the cost of the airframe. The initial overhaul component was determined based on estimated flying hours remaining to overhaul. These capitalized overhaul components are being amortized based on the ratio of monthly hours flown to estimated hours remaining to overhaul.

When major overhaul expenses are incurred, any unamortized balances are charged to expense currently and the cost of the new overhaul is capitalized and amortized in the same manner.

Stock Split

On May 9, 2007, the Company amended its certificate of incorporation to change its name and to increase the authorized number of shares of its common stock to 15,000,000. In May 2007, the Company’s board of directors authorized a 2-for-1 split of the issued and outstanding shares of the Company’s common stock. All common and per share amounts of the Company have been restated to reflect the 2-for-1 stock split.

Revenue Recognition

Passenger revenue is recognized when transportation service is provided. Approximately 97% of the passenger tickets for travel on the Company’s airline are off-line ticket sales (sold by another airline and used on GIA) and are settled through interline clearing-houses. The majority of these tickets are sold by Continental as a result of the Company’s alliance agreement with them. The Company receives the sales proceeds from these ticket sales by monthly settlements with selling carriers through interline clearing-houses when travel has been completed. Since these are off-line ticket sales with respect to the Company, refunds and exchanges are the responsibility of and completed by the airline that sold the ticket.

Approximately 3% of the passenger ticket sales for travel on the Company’s airline are on-line tickets (sold by an airline and used on that airline) sold directly by the Company. Passenger revenue associated with these tickets is recognized when transportation is provided or when the ticket expires, rather than when a ticket is sold. These tickets expire one year from the date of issue. The Company is required to charge certain taxes and fees on these tickets. These taxes and fees include U.S. federal transportation taxes, federal security charges, airport passenger facility charges and foreign arrival and departure taxes. These taxes and fees are legal assessments on the customer. As we have a legal obligation to act as a collection agent with respect to these taxes and fees, these amounts are not included in passenger revenue. These taxes and fees are recorded as a liability when the amounts are collected and the liability is relieved when payments are made to the applicable government agency or operating carrier.

The amounts associated with passenger tickets sold by the Company are included in the consolidated balance sheet as air traffic liability. Those passenger tickets used during each period are specifically identified and included in the results of operations for the periods in which travel is completed.

Charter revenue, excess baggage fees, and miscellaneous revenue are recognized when transportation service is provided.

Enrollment fee revenue is based upon actual training hours used by the students of our pilot training academy. The remaining unused hours represent deferred tuition revenue.

Frequent Flyer Awards

In connection with its several code share agreements, GIA participates in the respective frequent flyer programs of its code share partners. However, our code share partners are responsible for the overall administration and costs of the program.

Passengers on our airline, who are also participants in the frequent flyer programs of our code share partners, can earn mileage credits in those programs for travel on our airline. GIA incurs costs from its code share partners for mileage credit earned by these passengers in accordance with rates specified in the respective code share agreements.

In addition, participants in these frequent flyer programs may use mileage accumulated in those programs to obtain free trips on one of GIA’s flights. GIA receives revenue from its code share partners for travel awards redeemed by its participants on GIA’s flight segments in accordance with rates specified in the respective code share agreements.

Debt Issue Expenses and Discounts

Debt issue expenses and discounts are amortized over the terms of the notes using the effective interest method.

Income Taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” Federal, state and local income taxes are calculated and recorded on the current period's activity in accordance with the tax laws and regulations that are in effect. In addition, SFAS No. 109 requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements or tax return. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the years in which the differences are expected to reverse. The differences relate primarily to reserve or provisional accounts, depreciation and amortization, and deferred revenues.

A deferred tax asset valuation allowance is established when it is more likely than not that all or some portion of the deferred tax assets will not be realized. The net deferred income tax assets, after reducing the deferred tax assets by the valuation allowance, represent the income tax benefits that are expected to be realized.

Earnings Per Share

The Company computes earnings per share in accordance with the provisions of SFAS No. 128, “Earnings per Share.” Under the provisions of SFAS No. 128, basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period presented. Diluted net income per share reflects the potential dilution that could occur from common stock issuable through stock based compensation including stock options, restricted stock awards, warrants and other convertible securities, as well as warrants issued by GIA.

	Year Ended December 31,
	2006	2007

Net income (loss)	$184,000	$(3,106,000)
Effect of GIA warrants	(52,000)	(39,000)

Net income (loss) - diluted	$132,000	$(3,145,000)

Weighted average of shares outstanding - basic and diluted	1,681,000	2,075,000

Earnings (loss) per common share:
Basic	$0.11	$(1.50)
Diluted	$0.08	$(1.52)

In 2007 there were 239,000 shares attributable to stock options and warrants that have been excluded from the weighted average shares outstanding because the effect on earnings (loss) per share would have been anti-dilutive.

Stock-Based Compensation

Effective January 1, 2006, the Company adopted the accounting and disclosure provisions of SFAS No. 123(R), “Share-Based Payment,” which requires that new, modified and unvested share based payment transactions with employees, such as stock options and restricted stock, be measured at fair value on the grant date and recognized as compensation expense over the vesting period.

Our Stock Incentive Plan was adopted by the board of directors and it was approved by our stockholders in 2006. Prior to 2006, there were no stock options outstanding. See Note (13) Stock Options for a description of the Company’s Stock Incentive Plan, and information regarding stock options granted during 2006 and 2007.

Recently Issued Accounting Standards

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN No. 48”), which clarifies the accounting and disclosure for uncertainty in tax positions. FIN No. 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes.  The Company is subject to the provisions of FIN No. 48 as of January 1, 2007, and has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. The adoption of FIN No. 48 did not have a material effect on the Company’s consolidated financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines the fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  Management does not believe the adoption of this standard will have a material impact on the Company’s consolidated financial results or results of operations.

In September 2006, the United States Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB No. 108”). This SAB provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 establishes an approach that requires quantification of financial statement errors based on the effects of each of the company’s balance sheet and statement of operations and the related financial statement disclosures. The SAB permits existing public companies to record the cumulative effect of initially applying this approach in the first year ending after November 15, 2006 by recording the necessary correcting adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings. Additionally, the use of the cumulative effect transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose. See “Restatement of Consolidated Financial Statements” below.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (SFAS No. 159). This Statement expands opportunities to use fair value measurements in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. This Statement is effective for fiscal years beginning after November 15, 2007. Management does not believe SFAS No. 159 will result in a material adverse effect on its financial condition, results of operations, or cash flows.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements -- an amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 requires that ownership interests in subsidiaries held by parties other than the parent, and the amount of consolidated net income, be clearly identified, labeled, and presented in the consolidated financial statements within equity, but separate from the parent's equity. It also requires once a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary be initially measured at fair value. Sufficient disclosures are required to clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS No. 160 will be effective for the Company beginning January 1, 2009. The Company is currently evaluating the impact of the provisions of SFAS No. 160 on its financial position, results of operations and cash flows and does not believe the impact of the adoption will be material.

Restatement of Consolidated Financial Statements

Subsequent to the original issuance of the Company’s consolidated financial statements on July 5, 2007, the Company restated its consolidated financial statements which were included in Amendment Nos. 2 through 9 to Form S-1 Registration Statement filed with the Securities and Exchange Commission for the following matters:

A.  Subsequent to the original issuance of the Company’s consolidated financial statements on July 5, 2007, the Predecessor accrued an additional $800,000 relating to maintenance work not covered by the new engine services agreement it signed in March 2007. The $800,000 increase in the engine return liability resulted from notification by our new engine maintenance vendor in August 2007 that certain major engine components were missing and replacement of the components was not covered by our engine services agreement. The additional cost associated with the missing components was based on an estimate provided by our new engine maintenance vendor. The missing components were determined to have been used by our prior engine maintenance vendor from 2003 through March 2006, resulting in lower maintenance expenses during those periods. As a result, maintenance expense increased by $230,000 in 2003, $260,000 in 2004, $250,000 in 2005 and $60,000 in 2006. The Predecessor increased its engine return liability by $740,000 at December 31, 2005 and $800,000 at March 14, 2006 and the Successor increased its engine return liability by $800,000 at December 31, 2006 (Note (9) Engine Return Liability). As a result of the accrual, the Predecessor reduced its income tax expense and increased its deferred tax assets by $87,000 in 2003, $98,000 in 2004, $94,000 in 2005 and $23,000 in 2006 (Note (15) Income Taxes).

B. The Predecessor corrected the income tax calculation as of January 1, 2003. The Predecessor had incorrectly calculated its net operating loss carry forward. As a result, the Predecessor increased its deferred tax assets by $102,000. The total change to deferred tax assets resulting from this correction and the changes described in Item A at December 31, 2005 amounted to $380,000. In addition, the Predecessor increased its income tax payable (reflected in accounts payable and accrued expenses) by $11,000.

C. The Successor reviewed its allocation of the purchase price in the acquisition which included the effects of the changes made to the Predecessor periods described above as well as recalculated its deferred tax assets and goodwill. As a result, in 2006, deferred tax assets were increased by $403,000 and goodwill was increased by $397,000 (Note (2) Acquisition).

D. The Successor corrected its income tax calculations for 2006. As a result, in 2006, the Successor decreased deferred tax assets by $139.000, increased income tax receivable (reflected in prepaid expenses) by $76,000, decreased income taxes payable (reflected in accounts payable and accrued expenses) by $50,000 and increased income tax expense by $14,000 (Note (15) Income Taxes).

E. The Predecessor revalued certain warrants issued as part of its debt restructuring in 2003. The Predecessor initially valued the warrants at $11 million based upon call options to repurchase the warrants prior to their expiration. The Predecessor subsequently determined that the value of the warrants should have been $2 million based upon a third party transaction. At December 31, 2004 and 2005, and at March 14, 2006, the revaluation resulted in additional paid-in capital and a decrease in accumulated deficit of $9 million.

F. The Predecessor and Successor segregated amounts owed by a related entity from accounts receivable. As a result, accounts receivable was reduced by $465,000 and $606,000 at December 31, 2005 and 2006 respectively.

The result of these restatements was to decrease the net income of the Predecessor by $162,000 for 2004, $156,000 for 2005 and $37,000 for Interim 2006 and increase its stockholders’ deficit by $215,000 at December 31, 2004, $371,000 at December 31, 2005 and $408,000 at March 14, 2006. The restatements decreased the net income of the Successor by $14,000 for 2006 (less than $0.01 per share) and decreased stockholders’ equity by $14,000.

Additionally, the consolidated balance sheet as of December 31, 2006 has been restated to correct an error within the purchase price allocation related to the acquisition of the Predecessor on March 14, 2006. Such correction also included the proper accounting for the accumulated depreciation of the property and equipment acquired. In addition, the fixed asset and accumulated depreciation accounts as of the acquisition date were restated to net book value. The effect of these restatements was to 1) increase property and equipment, net by $1,575,000; 2) decrease intangible assets, net, goodwill, and deferred tax assets by $263,000, $763,000 and $551,000, respectively; and 3) decrease accounts payable by $2,000. The restatement had no effect on net income for 2006.

(2) Acquisition (Restated)

On March 14, 2006, GIG closed the private placement sale of its equity and debt securities and immediately thereafter acquired 89.2% of the stock of G-Air and 100% of the stock of GTA (See Note (12) Capital Transactions). As of December 31, 2006, GIG had acquired 98.6% of G-Air, and acquired the remaining shares during 2007.

GIA was the 14th largest regional airline group in the country in 2006, and had been consistently profitable since a debt restructuring in 2003 through the time of the acquisition. Its current market is comprised of a complementary mix of high-volume leisure traffic, service to the Bahamas Out-Islands, and intra-state service to Florida business markets. Its principal code-share partner is Continental Airlines, and it also has code-share arrangements with United Airlines and Northwest Airlines.

GIA’s prospects for continued growth are favorable, because its growth is focused on unserved and under-served short-haul markets using 19 and 30-seat turboprop aircraft. The number of potential opportunities in unserved and under-served markets continue to increase as other regional carriers gravitate from 50-seat to 70 to 90-seat jet aircraft. Increased market opportunities are also due to reductions in service to, or abandonment of, smaller markets as major airlines expand international service and reduce domestic service at certain hubs, or eliminate certain hubs entirely.

At various times in the past, Continental has assisted GIA with financial transactions and aircraft acquisitions. As a result of those transactions, Continental had received a warrant to acquire 20% of GIA common stock. Simultaneous with the acquisition of the stock of G-Air and GTA, GIG paid $2 million to Continental in return for a reduction from 20% to 10% in the percentage of GIA common stock it could purchase based on exercise of the warrant and for a five year extension of the code share agreement.

The aggregate purchase price paid by GIG in cash for these entities, inclusive of the $2 million payment to Continental, was $10.5 million. Subsequent to the acquisition date, GIG acquired additional shares of G-Air either by cash or by exchange of G-Air stock for GIG stock. The terms of these transactions were the same as those of the March 14, 2006 transaction. As a result, the aggregate purchase price increased by $230,000. As of December 31, 2006, 1.4% of the common stock of G-Air had not been acquired, but was subsequently acquired during 2007.

The difference between the purchase price of $10,730,000 and the fair value of the acquired net assets of G-Air and GTA amounted to $5,094,000 and was recorded as goodwill (Note (5) Goodwill). The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition, March 14, 2006 (in thousands):

Restated

Current assets	$7,702
Property and equipment	16,664
Intangible assets:
Affiliation Agreement	1,609
Operating Certificate	2,230
Tradename	680
Goodwill	5,094
Deferred tax assets	565
Other assets	1,384
Total assets acquired	$35,928
Less total liabilities	25,198
Fair value of assets acquired	$10,730

The property and equipment were recorded at fair value resulting in a $6.2 million increase in the book value of seven owned Embraer EMB120 Brasilia aircraft. The fair values for the tangible assets were established based on independent appraisals. The intangible assets (Note (6) Intangible Assets) relate to GIA’s Affiliation Agreement with Continental, its FAA FAR 121 Operating Certificate, and the Gulfstream Training Academy, Inc. trade name.

The accompanying unaudited pro forma summary represents consolidated results of operations for the Predecessor as if the acquisition had been consummated on January 1, 2006. Accordingly, the following pro forma adjustments were reflected in consolidated results of operations for the period from January 1, 2006 to March 14, 2006, as follows:

Depreciation expense associated with the $6,240,000 increase in fair value of seven aircraft owned by the Company, with an estimated useful life of seven years and a 20% residual value	$148,000
Amortization of Affiliation Agreement with Continental with a fair value of $1,609,000 and an estimated useful life of 74 months	$54,000
Interest expense related to subordinated debentures	$103,000
Consulting expenses related to Management Services Agreement	$42,000

The pro forma information presented in the table below does not necessarily reflect the actual results that would have been achieved, nor is it necessarily indicative of future consolidated results of the Company.

Revenue	$105,259,000
Net income	$970,000
Earnings per common share:
Basic	$0.48
Diluted	$0.43
Weighted average common shares outstanding
Basic and diluted	2,006,016

The pro forma weighted average basic common shares outstanding used to calculate basic earnings per common share represent common shares outstanding as of December 31, 2006. The pro forma weighted average diluted common shares outstanding used to calculate diluted earnings per common share represent incremental shares calculated for the year ended December 31, 2006.

(3) Accounts Receivable

At December 31, 2006 and 2007, receivables consisted primarily of ticket sales. These amounts are reflected on the balance sheet, net of an allowance for doubtful accounts of $0 and $22,000 at December 31, 2006 and 2007, respectively.

As a result of the code sharing agreements disclosed in Note 1, GIA has a significant concentration of its revenue and receivables with Continental. Accounts receivable from Continental as of December 31, 2006 and 2007 amounted to $1,018,000 and $1,237,000, or 30% and 43% of our total accounts receivable, respectively. Revenue attributable to Continental connecting passengers ranged from 19% to 23% of our passenger revenue in 2006 and 2007.

(4) Property and Equipment

Property and equipment consisted of the following at December 31, 2006 and 2007 (in thousands):

	2006	2007
	(Restated)

Aircraft	$10,589	$11,743
Engine overhauls	4,119	7,734
Aircraft rotable parts	1,794	2,537
Flight equipment	1,663	1,893
Ground equipment	408	752
Computer equipment and software	176	196
Office equipment	127	145
Leasehold improvements	193	242
Vehicles	101	146
	19,170	25,388
Less: accumulated depreciation	3,053	5,390
Property and equipment, net	$16,117	$19,998

During the year ended December 31, 2007, the Company retired fully-depreciated engine overhaul assets by reducing both flight equipment and accumulated depreciation by $1.6 million. There were no retirements in 2006.

Depreciation and amortization amounted to $2,315,000, $500,000, $2,494,000 and $3,478,000 for 2005, Interim 2006, 2006 and 2007, respectively.

(5) Goodwill (Restated)

Goodwill of $5,094,000 was recorded in connection with the acquisition and consists of the excess of cost over the fair value of net assets acquired of the Academy (See Note (2) Acquisition).  Operating profits and cash flows of the Academy in 2007 were lower than expected due to the continuing impact of competitive interference by the Academy’s former president and the negative impact on enrollment caused by the industry-wide pilot shortage.  Given these circumstances the fair value of the Academy at December 31, 2007 was estimated based on the present value of expected future cash flows, and the carrying amount of the Academy was determined to exceed its fair value. Therefore, an impairment charge of $2.391 million was recognized in the Consolidated Statement of Operations for the year ended December 31, 2007.

(6) Intangible Assets

Identifiable intangible assets are amortized using the straight-line method over the period of expected benefit, unless they were determined to have indefinite lives.

The Company has deemed the operating certificate to have an indefinite useful life. An airline must have an operating certificate to provide air service of any kind. GIA’s certificate was issued under Part 121 of Federal Air Regulations (“FAR’s”) as written and enforced by the FAA. Once a certificate is issued, it is retained indefinitely as long as the airline complies with various FAA standards including crew training and rest requirements, maintenance and inspection programs, safety equipment, security procedures, etc. It is GIA’s intent to maintain such FAA standards in order to retain its certificate indefinitely.

The Company has also deemed the trademark to have an indefinite useful life. GTA has been in business since 1997 and it is the Company’s intent to continue in this business and to protect the tradename, if necessary. GTA’s operations have historically been profitable and management believes that this will continue indefinitely.

The following table sets forth the components of intangible assets as of December 31, 2006 and 2007 (in thousands):

	Useful life		Year ended December 31,
		January 1, 2006	Acquisition	Amortization	2006	Amortization	2007
			(Restated)

GIA Affiliation Agreement with Continental	74 months	$—	$1,609	$(218)	$1,391	$(248)	$1,143

GIA FAR 121 Operating Certificate	Indefinite	—	2,230	—	2,230	—	2,230

Gulfstream Training Academy Tradename	Indefinite	—	680	—	680	—	680

		$—	$4,519	$(218)	$4,301	$(248)	$4,053

Accumulated amortization was $466,000 as of December 31, 2007. Estimated amortization expense for the years ending December 31, is as follows (in thousands):

2008	$261
2009	261
2010	261
2011	261
2012	99
$1,143

(7) Other Assets

Other assets at December 31, 2006 and 2007 are comprised of the following (in thousands):

	2006	2007
Prepaid loan fees, net	$691	$336
Deposits	516	511
Licenses and operating rights	332	307
Deferred public offering costs	238	—
Other assets	20	26
Total other assets	$1,797	$1,180

(8) Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities at December 31, 2006 and 2007 are comprised of the following (in thousands):

	2006	2007
	(Restated)
Accounts payable	$5,819	$10,378
Accrued payroll and payroll burden	989	830
Accrued vacation	667	851
Accrued taxes	538	846
Accrued fuel	1,169	1,162
Accrued leases	341	341
Accrued workers compensation	88	113
Accrued interest	148	40
Accrued audit & legal fees	35	82
Accrued regulatory expenses	107	267
Accrued customer reservation system fees	367	295
Other current liabilities	709	664
Total accounts payable and accrued liabilities	$10,977	$15,869

(9) Engine Return Liability

In June 2003, the Company entered into a tri-party Pooling and Engine Services Agreement with its aircraft vendor and engine maintenance contractor that allowed the Company to exchange sixteen (16) of its engines requiring overhaul for mid-life engines owned by and borrowed from its aircraft vendor that had time remaining before overhaul. The future overhaul costs of the borrowed mid-life engines were shared proportionately, with the Company’s portion based on engine hours flown until the next overhaul. Accordingly, based on engine hours flown since June 2003, the Company incurred a liability of $5.55 million representing its contractual obligation for its share of the overhaul costs by recognizing engine maintenance expense of $1,604,000, $1,766,000, $1,749,000 and $431,000 in 2003, 2004, 2005 and Interim 2006, respectively. The sixteen engines are expected to be returned to the aircraft vendor prior to December 31, 2009. Two engines were returned in 2007 for a total cost of approximately $600,000, which was charged to the engine return liability account.

In March 2007, the Company signed a new engine services agreement providing for a fixed rate per hour for engine overhaul services. Included in that agreement, and in conjunction with this return requirement, the Company secured the commitment of its new engine maintenance vendor to perform engine overhaul services beginning March 1, 2007 at a pace that will allow the remaining fourteen mid-life engines to be returned to the aircraft vendor in accordance with contractual specifications. In return, the Company has agreed to make fixed monthly payments of $167,000 to the engine maintenance vendor beginning March 31, 2007 and continuing for twenty four months.

(10) Long-Term Debt

At December 31, 2006 and 2007, senior debt consisted of the following:

Senior debt

	2006	2007
	(in thousands)
Note payable to institution; secured by aircraft; interest at 6.95% per annum; 59 monthly principal and interest payments of $145,000 in arrears, plus a balloon payment due in December 2010	$7,491	$6,236
Revolving line of credit for working capital; $750,000 at December 31, 2006 and 2007; secured by personal property of the Company; interest per annum based on one-month LIBOR plus 2.75%; interest-only payments due monthly	—	750
Notes payable to bank; secured by aircraft; interest payable monthly at LIBOR plus 2.75%; principal payable in monthly installments of $13,000 and a final balloon payment of $1,045,000 due in March 2012	—	1,679
Various other notes payable secured by vehicles	32	18
	7,523	8,683
Less current portion	1,273	2,268
Total Long-term Debt	$6,250	$6,415

The Company’s revolving credit agreement and the 2007 equipment financing agreement with Wachovia Bank contain certain financial covenants that require maintenance of a maximum funded debt to EBITDA ratio and a minimum funds flow to debt coverage ratio. We were not in compliance with these covenants as of December 31, 2007. On March 28, 2008, Wachovia granted a waiver with respect to non-compliance with these covenants through July 31, 2008, which coincides with the expiration of the revolving credit agreement. Management expects to repay the balance on the revolving credit line prior to July 31, 2008.

Subordinated debentures

The 12% subordinated debentures in the gross amount of $3,320,000 were issued in March 2006 to partially finance the acquisition (Note (2) Acquisition). Interest was payable quarterly and the principal balance was due on March 14, 2009. The debentures stipulated that principal payments are subordinated to the prior payment in full of the debt obligations to Irwin Union Bank and Wachovia Bank. These debentures were redeemed together with accrued interest totaling $188,000 in December 2007 from proceeds generated from the initial public offering of shares of common stock, which was completed on December 14, 2007.

For financial reporting purposes, the Company recorded a discount of $61,000 to reflect the value of warrants issued (Note (12) Capital Transactions).  In 2006, the Company recorded $13,000 as interest expense from amortization of the discount and in 2007, $48,000 was charged to interest expense which included $28,000 in unamortized discount upon redemption of the debentures.

The fair value of the warrants was estimated on the date of issuance using the Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 4.57%; expected dividend yield of 0%; expected lives of 5 years; and estimated volatility of 34.7%.

The principal maturities on long-term debt for the next five years are as follows (in thousands):

2008	$2,268
2009	1,602
2010	3,590
2011	152
2012	1,071
$8,683

(11) Lease Obligations

Aircraft Leases

GIA leases twenty-seven (27) aircraft under various non-cancelable operating lease agreements that require monthly payments ranging from $17,000 to $21,000. Lease agreements for four (4) of the aircraft are for five year terms that expire at various dates through February 2010. Two (2) aircraft are related to a 15-year agreement with a government subcontractor, subject to two-year renewals, to operate daily flights between West Palm Beach and Andros Town, Bahamas.

Lease agreements for twenty-one (21) of the aircraft expire in July 2010. GIA has the option to extend each of these individual lease agreements for an additional term of at least six (6) months, but no more than twenty-four (24) months. GIA is limited to extending no more than fifteen (15) leases for a duration of more than twelve (12) months. GIA is required to make contingent payments to the lessor beginning August 1, 2006, and ending on the earlier of the end of the lease terms or at a time when the cumulative contingent payments equal $315,000. The contingent payments are computed based upon fuel costs per gallon being below specified amounts. To date, fuel costs have remained well above the minimum threshold, and no contingent payments have been made by GIA.

Facility Leases

GIA leases office and hangar space for its headquarters, airport facilities and certain other equipment under non-cancelable operating leases expiring at various dates through December 31, 2025.

During August 2005, GIA and GTA entered into building facility lease agreements with a related corporation controlled by the major stockholders of G-Air. The agreements called for both companies to occupy their facilities beginning January 1, 2006 and ending December 31, 2025. Rental payments made by GIA and GTA, respectively, in 2006 were $248,000 and $95,000 and in 2007 were $204,000 and $84,000.

Equipment Leases

GTA was party to a flight simulator operating lease agreement with monthly rental payments of $16,000 per month. The lease expired in December 2007.

At December 31, 2007, the total future minimum rental commitments under all the above operating leases are as follows (in thousands):

2008	$7,670
2009	7,344
2010	4,211
2011	454
2012	355
Thereafter	4,617
$24,651

For 2005, Interim 2006, 2006 and 2007 lease expense on real property under these operating leases was $9,465,000, $1,951,000, $8,790,000 and $7,894,000 respectively.

(12) Capital Transactions

Predecessor

Common stock of the predecessor companies, G-Air and GTA, consisted of the following at March 14, 2006:

•

G-Air had 40 million shares of common stock authorized, $.001 par value per share, 14,811,179 shares issued and 13,611,179 outstanding;

•

GTA had 100 shares of common stock , $.10 par value, authorized, issued and outstanding; and

•

GIA had 100 million shares of common stock authorized, $.001 par value per share, 19,575,327 issued and outstanding. 18,575,327 shares were owned by G-Air, and 1,000,000 shares were owned by GTA.

On August 8, 2003, GIA issued a warrant to Continental to acquire 20% of GIA common stock at a cost of $.001 per share. The warrant expires on December 31, 2015. Simultaneous with the acquisition of the stock of G-Air and GTA on March 14, 2006, GIG paid $2 million to Continental in return for a reduction from 20% to 10% in the percentage of GIA common stock it could purchase based on exercise of the warrant.

The warrant contains certain anti-dilution and cash dividend provisions that would be effected as if the warrant had been previously exercised by Continental. The warrant also provides for net issue exercise by Continental in lieu of cash payment, as well as providing a call option to GIA to repurchase the warrant prior to expiration at aggregate purchase prices ranging between $5.5 million and $7.5 million. We accounted for the subsidiary warrants in accordance with the guidance in EITF Issue 00-19. The subsidiary warrants meet the requirements of EITF Issue 00-19 to be accounted for as equity instruments. Accordingly, the fair value of the warrants at the date of issue are included in additional paid-in capital in the accompanying consolidated balance sheets.

The Company did not obtain an independent valuation to establish the fair value of the warrant issued to Continental. On August 8, 2003, the Company issued a warrant with similar terms to a vendor to acquire approximately 20% of GIA common stock. In December 2004, GTA purchased the warrant from the vendor for $1 million. The Company determined that the fair value of the Continental warrant approximated the price paid for the purchase of the warrant.

Successor

GIG was formed in December 2005 for the purpose of acquiring GIA, a wholly-owned subsidiary of G-Air, and GTA. GIG was initially capitalized by the issuance of an aggregate of 350,000 shares of Common Stock at a purchase price of $0.20 per share to a group of outside investors, including an individual who is a director and executive officer of the Company. At December 31, 2005, stock subscription receivable amounted to $70,000. During 2006 all payments associated with the receivable were received by GIG.

As a part of the financing for the acquisition of G-Air and GTA on March 14, 2006, GIG sold 1,640,000 shares of its common stock and 3,320 Units. Each Unit was comprised of (1) a subordinated debenture in the principal amount of $1,000, bearing interest payable quarterly at 12% per annum, due March 14, 2009 and (2) a warrant to purchase 14 shares of the Company's common stock at $5.00 per share, exercisable at the option of the holder for a period of five years. As described in (Note (10) Long-Term Debt) the debentures were redeemed in December 2007 with proceeds from the initial public offering of common shares in December 2007. The warrants remain outstanding.

In September and October 2006, GIG sold 39,460 shares of its common stock to nine of its executives at a purchase price of $5.00 per share.  In April 2007, GIG sold 10,000 shares of its common stock to the Company’s Chairman of the Board of Directors at the same purchase price of $5.00 per share. The Company did not obtain an independent valuation of the purchase price of these shares. As these purchases occurred within six to twelve months after the Company’s private placement, the Company determined that the value of the shares purchased by the executives would approximate the value of the shares sold through its private placement.

On December 13, 2007, the Company’s Registration Statement on Form S-1 was declared effective for its initial public offering, pursuant to which the Company sold 800,000 shares of common stock at $8.00 per share. The Company’s common stock commenced trading on the American Stock Exchange under the symbol “GIA” on December 14, 2007. The offering closed on December 19, 2007, and the Company received net proceeds of approximately $4.2 million (after payments to underwriters of $512,000 and estimated offering expenses of $1,729,000).  On January 9, 2008, the Company received additional proceeds of $0.9 million from the sale of 120,000 shares of common stock when the underwriter exercised their option to purchase additional shares to cover overallotments. At December 31, 2006 and 2007, 15 million shares of GIG common stock, par value $.01, were authorized, and 2,029,460 and 2,839,460 shares were issued and outstanding, respectively.

In connection with the initial public offering, warrants to purchase 64,000 shares of the Company’s common stock were issued to designees of the managing underwriter. These warrants are exercisable during the four year period beginning one year after the offering date at an exercise price of $9.60, or 120% of the initial public offering price per share.

The following table summarizes information about warrants outstanding:

	Warrants Issued with Subordinated Debt	Warrants Issued to Underwriters
Outstanding at January 1, 2006	—	—
Granted	46,000	—
Exercised	—	—
Forfeited	—	—
Outstanding at December 31, 2006	46,000	—
Granted	—	64,000
Exercised	—	—
Forfeited	—	—
Outstanding at December 31, 2007	46,000	64,000

Exercise Price	$5.00	$9.60

Exercisable at December 31, 2006	46,000	—

Exercisable at December 31, 2007	46,000	—

(13) Stock Options

Our Stock Incentive Plan (“Plan”) was adopted by the board of directors of GIG, the successor company, and approved by our stockholders in 2006. Our Plan provides for the granting of incentive stock options, non—incentive stock options, stock appreciation rights, or other stock—based awards to those of our employees, directors or consultants who are selected by members of a committee comprised of members of our compensation committee (the “Committee”). On the date of the grant, the exercise price must equal at least 100% of the fair market value in the case of incentive stock options, or 110% of the fair market value with respect to optionees who own at least 10% of the total combined voting power of all classes of stock. The plan authorizes 350,000 shares of our common stock to be issued under the plan. The Committee will administer the plan.

The fair value of each stock option granted is estimated on the date of the grant using the Black—Scholes option pricing model. The Company uses an estimated forfeiture rate of 0% due to limited experience with historical employee forfeitures. The Black—Scholes option pricing model also requires assumptions for risk free interest rates, dividend rate, stock volatility and expected life of an option grant. The risk free interest rate is based on the U.S. Treasury Bill rate with a maturity based on the expected life of the options. Dividend rates are based on the Company's dividend history. The stock volatility factor is based on the American Stock Exchange Airline Stock Index. Expected life is determined using the “simplified method” permitted by Staff Accounting Bulletin No. 107 of the Securities and Exchange Commission, since the Company does not have sufficient historical expected life experience. The fair value of each option grant is recognized as compensation expense over the vesting period of the option on a straight line basis.

On May 31, 2006, the Company granted options to purchase 104,364 shares of our common stock to David Hackett, our Chief Executive Officer, at an exercise price of $5 per share. The options vest 20% at grant date and 20% annually thereafter. The option grant was also subject to accelerated vesting of all unvested options in the event that the Company successfully completed an initial public offering of its common shares. The options expire on May 31, 2016.

During 2007, the Company granted additional options to purchase 106,000 shares of its common stock to various employees and two independent directors. The employee options vest 20% at grant date and 20% annually thereafter. The independent directors’ options vest immediately on the date of grant.

The following table shows the assumptions used and weighted average fair value for grants in the year ended December 31, 2006 and 2007.

	2006	2007

Expected annual dividend rate	0.0%	0.0%
Risk—free interest rate	4.73–4.97%	4.66–4.76%
Average expected life (years)	6	6
Expected volatility of common stock	43.7%	41.80%
Forfeiture rate	0.0%	0.0%
Weighted average fair value of option grants	$2.46	$2.38

The following table summarizes information about stock option transactions for the year ended December 31, 2006 and 2007:

	2006			2007
	Number of Options	Weighted- Average Exercise Price	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at beginning of year	—	—	104,324	$5.00	8.4	$396,431
Granted	104,324	$5.00	106,000	5.00	9.1	402,800
Exercised	—	—	—	—	—
Forfeited	—	—	—	—	—

Outstanding at end of year	104,324	$5.00	210,324	$5.00	8.8	$799,231

Exercisable at December 31, 2007			128,724	$5.00	8.5	$489,151

Exercisable at December 31, 2006			20,864	$5.00	9.4	$—

The following table summarizes information about non-vested stock options as of December 31, 2006 and 2007:

	Number of Shares	Weighted Average Grant-Date Fair Value

Non—vested shares at beginning of year	83,460	$2.51
Granted	106,000	$2.38
Vested	(107,860)	$2.44
Cancelled	—	—

Non-vested shares at end of year	81,600	$2.44

The following table summarizes information about stock options outstanding at December 31, 2007:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.01 to 10.00	210,324	8.8	$ 5.00	128,724	$5.00

The Company recorded $78,000 and $278,000 of compensation expense for employee stock options during the years ended December 31, 2006 and 2007 respectively. At December 31, 2007 there was a total of $153,000 of unrecognized compensation costs related to non-vested stock-based compensation arrangements under the Plan. The cost is expected to be recognized over a weighted average period of 3 years.

As of December 31, 2007, an aggregate of 350,000 shares of common stock are reserved for issuance under the Plan. Stock option grants were outstanding for an aggregate of 210,324 shares of stock, and 139,676 shares remained available for grant. Shares issued pursuant to the Plan will be newly—issued and authorized shares of common stock, or treasury shares.

(14) Pension Plan

GIA sponsors a tax deferred savings plan with a discretionary profit sharing component which qualifies under Section 401(k) of the Internal Revenue Code. The plan covers all employees with completion of ¼ year of service. The plan allows for matching by the Company of up to 5% of the eligible participants’ compensation. The eligible participants will always be 100% vested in their contributions to the plan, and will vest in Company contributions 25% with less than one year of total service, 50% after two years, 75% after three years, and 100% after four years of total service.

The Company did not make any contributions to the pension plan prior to 2006. During 2006 and 2007, the Company elected to make matching contributions totaling $16,000 and $47,000.

(15) Income Taxes

Income before taxes and the current and deferred tax provisions are as follows (in thousands):

	Predecessor		Successor
	Year Ended December 31, 2005	Period From January 1 to March 14, 2006	December 31, 2006	December 31, 2007

Income before taxes	$931	$1,524	$327	$(3,940)
Current tax provision (benefit):
Federal	$40	$28	$46	$(165)
Federal — 2006	—	—	—	367
State	—	—	—	—
	40	28	46	202
Deferred tax provision (benefit):
Federal	172	449	83	(941)
State	18	46	8	(95)
	190	495	91	(1,036)
Tax provision (benefit)	$230	$523	$137	$(834)

The following is a reconciliation between the federal statutory rate of 34% and the effective rate (in thousands):

	Predecessor				Successor
	Year Ended December 31, 2005		Period From January 1 to March 14, 2006		December 31, 2006		December 31, 2007

Computed expected provision (benefit)
at the statutory rates	$316	34%	$518	34%	$111	34%	$(1,340)	34%
Increases (decrease) in income taxes
resulting from:
Non-deductible items	86	9%	29	2%	14	4%	50	-1%
State tax net of federal effect	34	4%	55	4%	12	4%	(143)	4%
Underaccrual of 2006	—	0%	—	0%	—	0%	367	-10%
Effect of NOL and Sec 338 election	—	0%	—	0%	—	0%	232	-6%
Income attributable to S-Corporation	(206)	-22%	(79)	-6%	—	0%	—	0%
	$230	25%	$523	34%	$137	42%	$(834)	21%

The tax effects of temporary differences that give rise to significant elements of deferred tax assets and liabilities are as follows (in thousands):

	Predecessor		Successor
	Year Ended December 31, 2005	Period From January 1 to March 14, 2006	December 31, 2006	December 31, 2007
Deferred tax assets:
Net operating loss carry forward	$5,188	$4,640	$1,639	$1,062
Amortization of Intangible Assets	—	—	—	104
Amortization of Goodwill	—	—	—	640
Allowance for Doubtful accounts	—	10	12	8
Accrued reserves	2,007	2,170	2,235	157
Compensation differences	242	242	280	134
Valuation Allowance	(2,920)	(2,920)	—	—
Non-current deferred tax assets	4,517	4,142	4,166	2,105

Deferred tax liabilities:
Accelerated depreciation and amortization	507	626	1,024	484
Amortization of Operating Certificate	—	—	—	111
Aircraft basis difference	—	—	1,554	—
Affiliation Agreement basis difference	—	—	565	—
Non-current deferred tax liabilities	507	626	3,143	595
Net non-current deferred tax assets	$4,010	$3,516	$1,023	$1,510

A valuation allowance offsets the net deferred tax assets for which recovery is not considered more likely than not. A valuation allowance is evaluated considering positive and negative evidence about whether the deferred tax assets will be realized. At the time of evaluation, the allowance can be either increased or reduced. A reduction could result in the complete elimination of the allowance, if positive evidence indicates that the value of the deferred tax assets is no longer impaired and the allowance is no longer required. The Successor's net operating loss carryforward as of December 31, 2007 was $2,822,000 and it expires in 2027. A valuation allowance was not provided for the net operating loss carryforward or the other deferred tax assets as the Successor determined that it would more likely than not realize the full benefit of such assets.

In September 2007, prior to filing its tax return for the taxable year ended December 31, 2006, the Successor made an election under Section 338 of the Internal Revenue Code by filing for an Automatic Extension of Time to File Form 8023, pursuant to Rev. Proc. 2033-33. The Section 338 election allowed the tax bases of the assets acquired in the March 14, 2006 acquisition to be stepped up to reflect the purchase price of the stock. Primarily as a result of the Section 338 election, the Company’s tax liability for 2006 was under-accrued as of December 31, 2006 and the under-accrual was charged to operations for the year ended December 31, 2007.

At December 31, 2006 and prior to the Company’s Section 338 election in September 2007, the Successor had available $12,113,000 of net operating loss carryforwards which were to expire in years through 2022. However, due to changes in stock ownership of G-Air, the use of the net operating loss carryforwards was severely limited under Section 382 of the Internal Revenue Code pertaining to changes in stock ownership. As such, approximately $7,759,000 of those net operating loss carryforwards were to expire as worthless. The Successor's net operating loss, net of amounts limited by statute, totaled $4,354,000 as of December 31, 2006. The statute limits the annual amount of net operating loss to be utilized. The limit for the Successor had been determined to be $272,000. The Successor had not provided a valuation allowance on its net operating loss carryforwards or the other deferred tax assets as it believed that it is more likely than not that those amounts would be realized in the future.

The Predecessor's net operating losses for the periods ended December 31, 2005 and March 14, 2006 were $13,787,000 and $12,330,000, respectively. A valuation allowance on those net operating loss carryforwards was provided as the Predecessor did not anticipate that the full benefit would be realized in the future. A valuation allowance was not provided for the other deferred tax assets as the Predecessor determined that it would more likely than not realize the full benefit of such assets.

Prior to the Section 338 election in September 2007, the Aircraft and Affiliation Agreement had book bases higher than tax bases of $6,200,000 and $1,680,000, respectively. Accordingly, a deferred tax liability was provided at December 31, 2006.

As a result of the implementation of FIN No. 48, we recognized no material adjustment to unrecognized tax benefits. At the adoption date of January 1, 2007, we had $1.0 million of unrecognized tax benefits, all of which would affect the effective tax rate if recognized. At December 31, 2007, we have $1.5 million of unrecognized tax benefits.

We recognize interest and penalties related to uncertain tax positions in general and administrative expense. As of December 31, 2007, we have not recorded any provisions for accrued interest and penalties related to uncertain tax positions.

At December 31, 2007, tax years 2004 through 2006 remain open to examination, and possible adjustment, by the major taxing jurisdictions to which we are subject through September 2010.

(16) Contingencies

The Company is involved in various legal proceedings arising in the ordinary course of business. While it is not feasible to predict or determine the outcome of these proceedings, in the opinion of management, the amount of ultimate liability with respect to legal proceedings and claims will not materially affect the results of operations or the financial position of the Company.

(17) Related—Party Transactions

Fees Associated with the Acquisition of Gulfstream and the Academy. GIG was formed by Taglich Brothers Inc. and Weatherly Group LLC exclusively for the purpose of effecting the acquisition of GIA and GTA. On March 14, 2006, in connection with the acquisition of GIA and GTA, an advisory fee of $450,000 was paid to Taglich Brothers, the underwriter in this offering, and $300,000 to Weatherly Group, LLC. Douglas E. Hailey, a director, is a principal of Weatherly Group and an employee of Taglich Brothers and Thomas A. McFall, a senior executive of the Company and the Chairman of our board of directors, is a principal of Weatherly Group.

Management Services Agreement. On March 14, 2006, the Company entered into a management services agreement with Weatherly Group and Taglich Brothers. Under this agreement, these parties agreed to provide advisory and management services to us in consideration of an annual management fee of $200,000, payable monthly, and financial advisory fees based on a formula if the Company merges with or acquires another company. The agreement expires on March 13, 2011. Pursuant to this agreement, management fees total $17,000 per month. Expenses incurred pursuant to the management services agreement were $158,000 in 2006 and $200,000 in 2007. The amount of management fees owed as of December 31, 2006 and 2007 was $0 and $17,000 respectively.

Building lease. The Company leases our headquarters for GIA and GTA from EYW Holdings, Inc., an entity controlled in part by Thomas L. Cooper, the President of GIA, and Thomas P. Cooper, an officer of GIA. The total amount of rent expense incurred for our headquarters offices during 2006 and 2007 was $343,000 and $288,000, respectively. The amount of rent payable to EYW Holdings, Inc. at December 31, 2006 and 2007 was $44,000 and $67,000 respectively.

Cuba Operations. Gulfstream Air Charter, Inc. (“GAC”), a related company which is owned by Thomas L. Cooper, operates charter flights between Miami and Havana. GAC is licensed by the Office of Foreign Assets Control of the U. S. Department of the Treasury as a carrier and travel service provider for charter air transportation between designated U. S. and Cuban airports.

Pursuant to a services agreement between GIA and GAC dated August 8, 2003 and amended on March 14, 2006, GIA provides use of its aircraft, flight crews, the Gulfstream name, insurance, and service personnel, including passenger, ground handling, security, and administrative. GIA also maintains the financial records for GAC.  Pursuant to the March 14, 2006 amended agreement, GAC receives 75% of the income generated by GAC’s Cuban charter operation. Prior to March 14, 2006, GAC received all of the income generated up to a cumulative total of $1 million, and then 75% thereafter.

The Company considered the applicability of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, (“FIN No. 46”) to the accounting by the Company of the services agreement between its wholly—owned subsidiary, GIA, and the Cuba charter business (“Cuba Charter”) operated by GAC. The Company concluded that compliance with the consolidation or disclosure requirements of FIN No. 46 as it relates to Cuba Charter would not materially impact the consolidated financial statements of the Company. Therefore, the Company concluded that further consideration of FIN No. 46 was unnecessary. However, the Company will review the applicability of FIN No. 46 at each future reporting period.

Income provided under the service agreement is reported in the statement of operations as academy, charter and other revenue, and amounted to $432,000, $172,000, $717,000 and $836,000 for 2005, Interim 2006, 2006 and 2007, respectively. As of December 31, 2006 and 2007, GAC owed GIA $606,000 and $640,000, respectively, pursuant to the services agreement.

Transactions with related parties and affiliates. The Company rents equipment and obtains consulting services from entities controlled by Thomas L. Cooper and Thomas P. Cooper. The amounts paid for 2005, Interim 2006, 2006 and 2007, were approximately $60,000 $12,000, $50,000 and $114,000, respectively.

Interest income on notes receivable from related parties was $23,000 in 2005. These notes were paid in 2005.

(18) Segment Information

In accordance with SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information”, the Company discloses financial and descriptive information about its reportable operating segments. Operating segments are components of an enterprise about which separate financial information is available and regularly evaluated by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

The Company has two reportable segments: the airline and charter operation (GIA) and the flight academy (GTA). The accounting policies of the business segments are the same as those described in Note (1). Although the reportable segments are business units that offer different services and are managed separately, their activities are highly integrated.

Virtually all of the Company’s consolidated capital expenditures, depreciation and amortization, and interest expense are attributable to Airline and Charter business segment.

Financial information for 2005, Interim 2006, 2006 and 2007 by business segment is as follows (in thousands):

	Airline and Charter	Flight Academy	Parent	Intercompany Eliminations
2005					Total
Operating revenues	$89,608	$5,007	$—	$(1,350)	$93,265
Operating expenses	88,686	4,416	—	(1,246)	91,856
Income from operations	$922	$591	$—	$(104)	$1,409
Net income	$35	$665	$—	$—	$700
Depreciation and amortization	$2,346	$9	$—	$—	$2,355
Interest expense	693	6	—	—	699
Interest income	6	42	—	—	48
Income tax expense	—	—	230	—	230
Capital expenditures	3,976	2	—	—	3,978
Total assets	23,470	130	—	—	23,600

	Airline and Charter	Flight Academy	Parent	Intercompany Eliminations
Interim 2006					Total
Operating revenues	$20,719	$906	$—	$(196)	$21,429
Operating expenses	19,249	690	—	(196)	19,743
Income from Operations	$1,470	$216	$—	$—	$1,686
Net income	$918	$82	$—	$—	$1,000
Depreciation and amortization	$501	$2	$—	$—	$503
Interest expense	158	—	—	—	158
Interest income	1	—	—	—	1
Income tax expense	—	—	523	—	523
Capital expenditures	1,010	5	—	—	1,015
Total assets	22,818	209	—	—	23,027

	Airline and Charter	Flight Academy	Parent	Intercompany Eliminations
2006					Total
Operating revenues	$82,151	$2,727	$320	(1,368)	$83,830
Operating expenses	81,386	2,455	256	(1,368)	82,729
Income from operations	$765	$272	$64	—	$1,101
Net income (loss)	$381	$270	$(466)	—	$185
Depreciation and amortization	2,719	7	$—	—	2,726
Interest expense	555	—	392	7	954
Interest income	171	—	—	—	171
Income tax expense	—	—	137	—	137
Capital expenditures	1,918	28	—	—	1,946
Total assets	30,951	7,844	10,891	(12,706)	36,980

	Airline and Charter	Flight Academy	Parent	Intercompany Eliminations
2007					Total
Operating revenues	$110,412	$3,767	$360	$(2,243)	$112,296
Operating expenses	110,534	6,201	651	(2,243)	115,143
Income (loss) from operations	$(122)	$(2,434)	$(291)	$—	$(2,847)
Net income (loss)	$(625)	$(2,346)	$(135)	$—	$(3,106)
Depreciation and amortization	3,749	12	$—	$—	3,761
Interest expense	642	—	504	—	1,146
Interest income	141	—	—	—	141
Income tax expense (benefit)	—	—	(834)	—	(834)
Capital expenditures	7,334	35	—	—	7,370
Total assets	33,790	8,508	13,097	(15,974)	39,421

(19) Selected Quarterly Financial Data (Unaudited)

The following table presents selected quarterly unaudited financial data for each of the years ended December 31, 2006 and 2007 (in thousands):

2006 Pro forma	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
Revenue	$27,422	$30,145	$23,162	$24,530	$105,259
Operating expenses	24,345	26,952	25,798	25,621	102,716
Operating income (loss)	3,077	3,193	(2,636)	(1,091)	2,543
Non-operating expenses	(335)	(170)	(289)	(246)	(1,040)
Pre-tax income (loss)	2,742	3,023	(2,925)	(1,337)	1,503
Income tax provision (benefit)	978	1,143	(1,148)	(445)	528
Income (loss) before minority interest	1,764	1,880	(1,777)	(892)	975
Minority interest	(14)	(41)	44	6	(5)
Net income (loss)	$1,750	$1,839	$(1,733)	$(886)	$970

2007	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
Revenue	$29,226	$31,979	$25,470	$25,621	$112,296
Operating expenses	26,297	29,005	27,939	31,902	115,143
Operating income (loss)	2,929	2,974	(2,469)	(6,281)	(2,847)
Non-operating expenses	(274)	(205)	(249)	(365)	(1,093)
Pre-tax income (loss)	2,655	2,769	(2,718)	(6,646)	(3,940)
Income tax provision (benefit)	1,002	1,044	(1,020)	(1,860)	(834)
Income (loss) before minority interest	1,653	1,725	(1,698)	(4,786)	(3,106)
Minority interest	5	(5)	—	—	—
Net income (loss)	$1,658	$1,720	$(1,698)	$(4,786)	$(3,106)

Item 9.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.

Controls and Procedures

(a)

Disclosure Controls and Procedures:

Our management, under the supervision of and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)), as of December 31, 2007. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of the end of such period, our disclosure controls and procedures provided reasonable assurance that the disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the report that is filed or submitted under the Exchange Act.

(b)

Internal Control Over Financial Reporting:

Our management, with the participation of our principal executive officer and principal financial officer, also conducted an evaluation of our internal control over financial reporting to determine whether any changes occurred during the quarter ended December 31, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there has been no such change during such quarter.

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Item 9B.

Other Information

None.

PART III

Item 10.

Directors, Executive Officers and Corporate Governance

Information concerning directors of the registrant is contained in our Proxy Statement under the caption “ELECTION OF DIRECTORS,” which information is incorporated herein by reference.

Information concerning executive officers of the registrant is contained in this report under Item 1, “BUSINESS-Executive Officers,” which information is incorporated herein by reference.

The information required by Item 405 of Regulation S-K is contained in our Proxy Statement to be issued in connection with its Annual Meeting of Stockholders under the caption “Section 16(a) Beneficial Ownership Reporting Compliance.”

Our Board of Directors adopted a Code of Ethics and Business Conduct Policy for all of our directors, officers and employees effective July 3, 2007. We have posted our Code of Ethics and Business Conduct Policy on our website (www.gulfstreamair.com). In addition, stockholders may request a free copy from our Chief Financial Officer as follows:

Gulfstream International Group, Inc.
Robert M. Brown
3201 Griffin Road, 4th Floor
Fort Lauderdale, Florida
(954) 985-1500

To the extent required by law or the rules of the American Stock Exchange, any amendments to, or waivers from, any provision of the Code of Ethics and Business Conduct Policy will be promptly disclosed publicly. To the extent permitted by such requirements, we intend to make such public disclosure by posting the relevant material on our website in accordance with SEC rules.

Item 11.

Executive Compensation

Information concerning executive compensation is contained in our Proxy Statement under the caption “EXECUTIVE COMPENSATION,” which information is incorporated herein by reference.

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning security ownership of certain beneficial owners and management is contained in our Proxy Statement to be issued in connection with its Annual Meeting of Stockholders under the caption “ELECTION OF DIRECTORS” – Information Relating to Directors, Nominees and Executive Officers” and “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS,” which information is incorporated herein by reference.

Item 13.

Certain Relationships and Related Transactions, and Director Independence

Information concerning certain relationships and related transactions required by Item 404 of Regulation S-K is contained in our Proxy Statement to be issued in connection with its Annual Meeting of Stockholders under the caption “CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS,” which information is incorporated herein by reference.

Information concerning director independence required by Item 407(a) of Regulation S-K is contained in our Proxy Statement to be issued in connection with its Annual Meeting of Stockholders under the caption “ELECTION OF DIRECTORS,” which information is incorporated herein by reference.

Item 14.

Principal Accounting Fees and Services

Information concerning accountant fees and services is contained in our Proxy Statement to be issued in connection with its Annual Meeting of Stockholders under the caption “FEES PAID TO INDEPENDENT AUDITORS,” which information is incorporated herein by reference.

PART IV

Item 15.

Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

The information required by this Item is included in Item 8 of Part II of this Form 10-K.

(a)(2) Financial Statement Schedules

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GULFSTREAM INTERNATIONAL GROUP, INC.

By:	/s/ David F. Hackett
David F. Hackett
Chief Executive Officer and President, Director

Date: April 11, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on April 11, 2008, by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title

/s/ Thomas A. McFall	Chairman of the Board and Senior Executive Officer
Thomas A. McFall

/s/ David F. Hackett	Chief Executive Officer and President, Director
David F. Hackett

/s/ Daniel H. Abramowitz	Director
Daniel H. Abramowitz

/s/ Gary P. Arnold	Director
Gary P. Arnold

/s/ Douglas E. Hailey	Director
Douglas E. Hailey

/s/ Barry S. Lutin	Director
Barry S. Lutin

/s/ Richard R. Schreiber	Director
Richard R. Schreiber

/s/ Robert M. Brown	Chief Financial Officer
Robert M. Brown

INDEX TO EXHIBITS

Exhibits are listed by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K.

Exhibit No.	Exhibit
3.1	Certificate of Incorporation of the Registrant, incorporated by reference to Gulfstream International Group, Inc. Form S-1 (File No. 333-144363) dated November 9, 2007, exhibit 3.1
3.2	Bylaws of the Registrant, incorporated by reference to Gulfstream International Group, Inc. Form S-1 (File No. 333-144363) dated November 9, 2007, exhibit 3.3
4.1	Specimen Stock Certificate, incorporated by reference to Gulfstream International Group, Inc. Form S-1 (File No. 333-144363) dated November 16, 2007, exhibit 4.1
4.2	Form of Subordinated Debenture, incorporated by reference to Gulfstream International Group, Inc. Form S-1 (File No. 333-144363) dated July 5, 2007, exhibit 4.2
10.1

Management Services Agreement, dated March 14, 2006, between Weatherly Group, LLC, and the Registrant, incorporated by reference to Gulfstream International Group, Inc. Form S-1 (File No. 333-144363) dated July 5, 2007, exhibit 10.1

10.2

Lease Agreement dated August 1, 2005, by and between Gulfstream Training Academy, Inc. and EYW Holdings, Inc., as amended by First Amendment thereto dated as of April 17, 2006, incorporated by reference to Gulfstream International Group, Inc. Form S-1 (File No. 333-144363) dated July 5, 2007, exhibit 10.2

10.3

Lease Agreement dated August 1, 2005, by and between Gulfstream International Airlines, Inc. and EYW Holdings, Inc., as amended by First Amendment thereto dated as of March 22, 2006, incorporated by reference to Gulfstream International Group, Inc. Form S-1 (File No. 333-144363) dated July 5, 2007, exhibit 10.3

10.4

Code Share And Regulatory Cooperation Agreement dated as of April 21, 2003 and as thereafter amended, by and between United Air Lines, Inc. and Gulfstream International Airlines, Inc. , incorporated by reference to Gulfstream International Group, Inc. Form S-1 (File No. 333-144363) dated December 4, 2007, exhibit 10.4

10.5

Passenger Prorate Agreement dated as of October 1, 2006 and as thereafter amended, by and between United Air Lines, Inc. and Gulfstream International Airlines, Inc., incorporated by reference to Gulfstream International Group, Inc. Form S-1 (File No. 333-144363) dated December 4, 2007, exhibit 10.5

10.6

Codeshare Agreement dated as of February 11, 2000 and as thereafter amended, by and between Northwest Airlines, Inc. and Gulfstream International Airlines, Inc. , incorporated by reference to Gulfstream International Group, Inc. Form S-1 (File No. 333-144363) dated December 4, 2007, exhibit 10.6

10.7

Codeshare Agreement dated as of July 1, 2005, by and between Compania Panamenia De Aviacion, S.A. and Gulfstream International Airlines, Inc. , incorporated by reference to Gulfstream International Group, Inc. Form S-1 (File No. 333-144363) dated December 4, 2007, exhibit 10.7

10.8

Amended and Restated Alliance Agreement dated December 30, 1999 and as thereafter amended, by and between Continental Airlines, Inc. and Gulfstream International Airlines, Inc. , incorporated by reference to Gulfstream International Group, Inc. Form S-1 (File No. 333-144363) dated December 4, 2007, exhibit 10.8

10.9

Form of Lease Agreement dated August 3, 2003 between Raytheon Aircraft Credit Corporation and Gulfstream International Airlines, Inc., as amended by Amendment Number One dated May 23, 2005 and Amendment dated August 2, 2005, incorporated by reference to Gulfstream International Group, Inc. Form S-1 (File No. 333-144363) dated December 4, 2007, exhibit 10.9

10.10

Subcontract Agreement effective as of April 1, 2006 and as thereafter amended, by and between Gulfstream International Airlines, Inc. and Computer Sciences Corporation, incorporated by reference to Gulfstream International Group, Inc. Form S-1 (File No. 333-144363) dated December 4, 2007, exhibit 10.10

Exhibit No.	Exhibit
10.11 *	Business Lease Agreement dated May 14, 1999 between Richard Bulow and Gulfstream International Airlines, Inc., as amended by Amendment dated June 21, 2004
10.12

Form of Used Beechcraft 1900D Airliner Operating Lease Agreement dated June 8, 2006 between CSC Applied Technologies LLC and Gulfstream International Airlines, Inc., as amended by Consultant Agreement Modification dated July 20, 2006, incorporated by reference to Gulfstream International Group, Inc. Form S-1 (File No. 333-144363) dated December 4, 2007, exhibit 10.12

10.13

Lease Agreement dated as of July 20, 2000 between Miami-Dade County, Florida and Gulfstream International Airlines, Inc., incorporated by reference to Gulfstream International Group, Inc. Form S-1 (File No. 333-144363) dated October 30, 2007, exhibit 10.13

10.14

Building Lease dated June 1, 2004 between Broward County and Gulfstream International Airlines, Inc., incorporated by reference to Gulfstream International Group, Inc. Form S-1 (File No. 333-144363) dated October 30, 2007, exhibit 10.14

10.15

Lease Agreement dated as of June 18, 2002, by and between Blount Realty Partners, Ltd. and Gulfstream International Airlines, Inc., incorporated by reference to Gulfstream International Group, Inc. Form S-1 (File No. 333-144363) dated October 30, 2007, exhibit 10.15

10.16

Form of Aircraft Lease Agreement dated as of October 28, 2004 between Gulfstream International Airlines, Inc. and Mesa Airlines Inc., incorporated by reference to Gulfstream International Group, Inc. Form S-1 (File No. 333-144363) dated December 4, 2007, exhibit 10.16

10.17

Lease dated August 1, 2006 between CSC Applied Technologies, LLC and Gulfstream International Airlines, Inc., incorporated by reference to Gulfstream International Group, Inc. Form S-1 (File No. 333-144363) dated November 7, 2007, exhibit 10.17

10.18

Agreement dated March 1, 2007 between Pratt & Whitney Canada Corp. and Gulfstream International Airlines, Inc., incorporated by reference to Gulfstream International Group, Inc. Form S-1 (File No. 333-144363) dated December 4, 2007, exhibit 10.18

10.19

Services Agreement dated August 8, 2003 and amended March 14, 2006 between Gulfstream International Airlines, Inc. and Gulfstream Air Charter, Inc., incorporated by reference to Gulfstream International Group, Inc. Form S-1 (File No. 333-144363) dated October 30, 2007, exhibit 10.19

10.20

Agreement dated June 13, 2006 between Gulfstream International Airlines, Inc. and the Airline Division of The International Brotherhood of Teamsters Representing the Pilots of Gulfstream International Airlines, Inc., incorporated by reference to Gulfstream International Group, Inc. Form S-1 (File No. 333-144363) dated October 30, 2007, exhibit 10.20

10.21

Loan Agreement dated August 15, 2006 between Wachovia Bank, National Association and Gulfstream International Airlines, Inc., incorporated by reference to Gulfstream International Group, Inc. Form S-1 (File No. 333-144363) dated July 5, 2007, exhibit 10.21

10.22

Loan Agreement dated as of December 29, 2005 between Gulfstream International Airlines, Inc., and Irwin Union Bank and Trust Company, incorporated by reference to Gulfstream International Group, Inc. Form S-1 (File No. 333-144363) dated July 5, 2007, exhibit 10.22

10.23

Gulfstream Acquisition Group, Inc. (predecessor to Gulfstream International Group, Inc.) Stock Incentive Plan, incorporated by reference to Gulfstream International Group, Inc. Form S-1 (File No. 333-144363) dated July 5, 2007, exhibit 10.23

10.24

Form of Stock Option Agreement under Gulfstream Acquisition Group, Inc. (predecessor to Gulfstream International Group, Inc.) Stock Incentive Plan, incorporated by reference to Gulfstream International Group, Inc. Form S-1 (File No. 333-144363) dated July 5, 2007, exhibit 10.24

Exhibit No.	Exhibit
10.25

Employment Agreement dated March 14, 2006 between Thomas L. Cooper and Gulfstream International Airlines, Inc., incorporated by reference to Gulfstream International Group, Inc. Form S-1 (File No. 333-144363) dated July 5, 2007, exhibit 10.25

10.26

Employment Agreement dated March 14, 2006 between David F. Hackett and Gulfstream International Airlines, Inc., incorporated by reference to Gulfstream International Group, Inc. Form S-1 (File No. 333-144363) dated July 5, 2007, exhibit 10.26

10.27

Employment Agreement dated August 7, 2003 between Thomas P. Cooper and Gulfstream International Airlines, Inc., incorporated by reference to Gulfstream International Group, Inc. Form S-1 (File No. 333-144363) dated July 5, 2007, exhibit 10.27

10.28

Employment Agreement dated April 6, 2006 between Paul Stagias and Gulfstream Training Academy, Inc., incorporated by reference to Gulfstream International Group, Inc. Form S-1 (File No. 333-144363) dated July 5, 2007, exhibit 10.28

10.29

Form of Indemnification Agreement between the Registrant and each of its Directors and Officers, incorporated by reference to Gulfstream International Group, Inc. Form S-1 (File No. 333-144363) dated November 16, 2007, exhibit 10.29

10.30

Form of Warrant issued in connection with the acquisition of Gulfstream International Airlines and Gulfstream Flight Academy, incorporated by reference to Gulfstream International Group, Inc. Form S-1 (File No. 333-144363) dated July 5,, 2007, exhibit 10.30

10.31

Amended and Restated Common Stock Purchase Warrant dated March 14, 2006 issued by Gulfstream International Airlines, Inc. to Continental Airlines, Inc., incorporated by reference to Gulfstream International Group, Inc. Form S-1 (File No. 333-144363) dated November 7, 2007, exhibit 10.31

10.32	Form of Warrant issued to the Underwriters, incorporated by reference to Gulfstream International Group, Inc. Form S-1 (File No. 333-144363) dated November 16, 2007, exhibit 10.32
11.1 *	Statement re computation of per share earnings
21.1 *	List of Subsidiaries of the Registrant
31.1 *	Certification Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
31.2 *	Certification Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
32.1 *	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2 *	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

———————

* Filed herewith