Form 10-Q
period 2008-03-31
GULFSTREAM INTERNATIONAL GROUP INC
filed 2008-05-15
CIK 1405419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from____ to____

Commission File Number: 001-33884

GULFSTREAM INTERNATIONAL GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	20-3973956 (I.R.S. Employer Identification No.)
3201 Griffin Road, 4th Floor Fort Lauderdale, Florida (Address of principal executive offices)	33312 (Zip Code)

Registrant’s telephone number, including area code: (954) 985-1500

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.            Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐	No ☒

Common stock outstanding at May 14, 2008: 2,959,600 shares.

Gulfstream International Group, Inc.

Quarterly Report On Form 10-Q

Table Of Contents

PART I	FINANCIAL INFORMATION
	Item 1.	Consolidated Balance Sheets as of March 31, 2008 (unaudited) and December 31, 2007
Consolidated Statements of Operation (unaudited) for the three months ended March 31, 2008 and 2007
Consolidated Statements of Cash Flows (unaudited) for the three months ended March 31, 2008 and 2007
Notes to Consolidated Financial Statements
	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
	Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
	Item 4.	Controls and Procedures

PART II	OTHER INFORMATION
	Item 1.	Legal Proceedings
	Item 1A.	Risk Factors
	Item 2	Unregistered Sales of Equity Securities and Use of Proceeds
	Item 3.	Defaults Upon Senior Securities
	Item 4.	Submission of Matters to a Vote of Security Holders
	Item 5.	Other Information
	Item 6.	Exhibits
Signature

Exhibit 31.1		Certification of Chief Executive Officer
Exhibit 31.2		Certification of Chief Financial Officer
Exhibit 32.1		Certification of Chief Executive Officer
Exhibit 32.2		Certification of Chief Financial Officer

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

GULFSTREAM INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31, 2007	March 31, 2008
		(Unaudited)
Assets
Cash and cash equivalents	$3,938	$1,540
Accounts receivable, net	2,910	4,247
Due from related entity	640	—
Expendable parts	1,951	2,080
Prepaid expenses	539	337
Total Current Assets	9,978	8,204

Property and Equipment
Flight equipment	23,855	24,363
Other property and equipment	1,533	1,260
Less - accumulated depreciation	(5,390)	(5,661)
Property and Equipment, net	19,998	19,962

Intangible assets, net	4,053	3,984
Goodwill	2,703	2,703
Deferred tax assets	1,509	2,297
Other assets	1,180	1,153
Total Assets	$39,421	$38,303

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable and accrued expenses	$15,869	$15,656
Long-term debt - current portion	2,268	2,261
Engine return liability - current portion	3,300	3,623
Air traffic liability	1,270	1,353
Deferred tuition revenue	408	352
Total Current Liabilities	23,115	23,245

Long-term Liabilities
Long-term debt, net of current portion	6,415	6,047
Engine return liability, net of current portion	490	—
Total Liabilities	30,020	29,292

Stockholders' Equity
Common stock	28	30
Additional paid-in capital	12,234	13,128
Common stock warrants	61	61
Accumulated deficit	(2,922)	(4,208)
Total Stockholders' Equity	9,401	9,011
Total Liabilities & Stockholders' Equity	$39,421	$38,303

The accompanying notes are an integral part of these consolidated financial statements.

GULFSTREAM INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Three Months Ended March 31, 2007 and 2008

(In thousands, except per share data)

(Unaudited)

	Three Months Ended
	March 31, 2007	March 31, 2008
Operating Revenues
Passenger revenue	$27,657	$27,737
Academy, charter and other revenue	1,569	3,518
Total Operating Revenues	29,226	31,255

Operating Expenses
Flight operations	3,329	3,890
Aircraft fuel	5,629	8,186
Maintenance	5,297	7,577
Passenger and traffic service	5,735	6,653
Aircraft rent	1,591	1,618
Promotion and sales	2,064	2,154
General and administrative	1,732	2,034
Depreciation and amortization	920	1,075
Total Operating Expenses	26,297	33,187

Operating income (loss)	2,929	(1,932)

Non-operating (expense) income
Interest expense	(294)	(154)
Other income (expense)	20	16
Total non-operating (expense) income	(274)	(138)

Income (loss) before provision for income taxes and minority interest	2,655	(2,070)
Income tax provision (benefit)	1,002	(784)
Income (loss) before minority interest	1,653	(1,286)
Minority interest	5	—

Net income (loss)	$1,658	$(1,286)
Net income (loss) per share:
Basic	$0.82	$(0.44)
Diluted	$0.69	$(0.44)
Shares used in calculating net income per share:
Basic	2,029	2,949
Diluted	2,142	2,949

The accompanying notes are an integral part of these consolidated financial statements.

GULFSTREAM INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Three Months Ended March 31, 2007 and 2008

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2007	2008
Cash Flows From Operating Activities:
Net income (loss)	$1,658	$(1,286)
Adjustment to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	984	1,103
Deferred income tax provision	227	(787)
Share-based compensation	75	12
Write-off of unamortized engine overhaul costs	259	573
Minority interest	(5)	—
Changes in operating assets and liabilities:
Decrease (increase) in receivables	(891)	(276)
Decrease (increase) in expendable parts	(313)	(129)
Decrease (increase) in prepaid expense	3	202
Decrease (increase) in other assets	(410)	(6)
Increase (decrease) in accounts payable and accrued expenses	281	(635)
Increase (decrease) in deferred revenue and refundable deposits	59	27
Increase (decrease) in engine return liability	(760)	(167)
Net cash provided by (used in) operating activities	1,167	(1,369)

Cash Flows From Investing Activities:
Acquisition of property and equipment	(1,868)	(1,538)
Net cash used in investing activities	(1,868)	(1,538)

Cash Flows From Financing Activities:
Proceeds from issuance of common stock	—	883
Repayments of debt	(311)	(374)
Net cash provided by (used in) financing activities	(311)	509

Net decrease in cash and cash equivalents	(1,012)	(2,398)
Cash and cash equivalents, beginning of period	3,143	3,938
Cash and cash equivalents, end of period	$2,131	$1,540

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$230	$147
Cash paid during the period for income taxes	$—	$—

Supplemental disclosure of non-cash investing and financing activities:

On March 22, 2007, the Company issued a promissory note for $1,150,000 for the acquisition of an EMB-120 aircraft.

The accompanying notes are an integral part of these consolidated financial statements.

GULFSTREAM INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2007 and 2008

(1)  Basis of Presentation

Gulfstream International Group, Inc. (“Gulfstream”) was incorporated in Delaware in December 2005 as Gulfstream Acquisition Group, Inc., and changed its name to Gulfstream International Group, Inc. on June 13, 2007. GIG was formed for the purpose of acquiring Gulfstream International Airlines, Inc. (“GIA” or “Airline”), a wholly-owned subsidiary of G-Air Holdings Corp., Inc. (“G-Air”), and Gulfstream Training Academy, Inc. (“GTA” or “Academy”), collectively referred to as the “Company.” On March 14, 2006, GIG closed the sale of its equity and debt securities and acquired 89.2% of the stock of G-Air and 100% of the stock of GTA. During 2006 and 2007, GIG had acquired the remaining shares of G-Air.

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

Pursuant to a services agreement between Gulfstream and GAC dated August 8, 2003 and amended on March 14, 2006, Gulfstream provides use of its aircraft, flight crews, the Gulfstream name, insurance, and service personnel, including passenger, ground handling, security, and administrative. Gulfstream also maintains the financial records for GAC. Pursuant to the March 14, 2006 amended agreement, Gulfstream received 75% of the income generated by GAC’s Cuban charter operation. Prior to March 14, 2006, Gulfstream received all of the income generated up to a cumulative total of $1 million, and then 75% thereafter.

Income provided under the services agreement has previously been reported in the statement of operations for periods prior to January 1, 2008 as Academy, charter and other revenue. The Company had evaluated the applicability of Financial Standards Accounting Board (“FASB”) Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, (“FIN 46”) to the accounting by the Company of the services agreement between its wholly-owned subsidiary, Gulfstream, and the Cuba charter business (“Cuba Charter”) operated by GAC. The Company concluded that compliance with the consolidation or disclosure requirements of FIN 46 as it relates to Cuba Charter would not materially impact the consolidated financial statements of the Company for periods prior to January 1, 2008. Therefore, the Company determined that further consideration of FIN 46 was unnecessary.

The Company has recently evaluated the applicability of FIN 46 to its results of operations for the three months ended March 31, 2008. As a result of the increasing significance of the Cuba charter business to our overall performance, we have consolidated the results of the Cuba charter business as a variable interest entity effective January 1, 2008.

All intercompany accounts and transactions have been eliminated in the consolidated financial statements. Certain amounts in the prior period presented have been reclassified to conform to the current period financial statement presentation. These reclassifications have no effect on previously reported net income.

The accompanying consolidated financial statements have been prepared by the Company, without an audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the United States, have been condensed or omitted pursuant to those rules and regulations. However, the Company believes that the disclosures made are adequate to make the information presented not misleading when read in conjunction with the audited financial statements and notes thereto included in Gulfstream’s Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission on April 14, 2008. Management believes that the financial statements contain all adjustments necessary for a fair statement of the results for the interim periods presented. The results of operations for the interim periods are not necessarily indicative of the results for the entire fiscal year.

(2)  New Accounting Pronouncements

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141 Revised”). The objective of this Statement is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. To accomplish that, this Statement establishes principles and requirements for how the acquirer:

a.	Recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree;
b.	Recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and
c.	Determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.

This Statement replaces FASB Statement No. 141, “Business Combinations” (“SFAS No. 141”). SFAS No. 141 Revised retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting (which SFAS No. 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This Statement defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. SFAS No. 141 did not define the acquirer, although it included guidance on identifying the acquirer, as does this Statement. This Statement’s scope is broader than that of SFAS No. 141, which applied only to business combinations in which control was obtained by transferring consideration. By applying the same method of accounting—the acquisition method—to all transactions and other events in which one entity obtains control over one or more other businesses, this Statement improves the comparability of the information about business combinations provided in financial reports. This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The effective date of this Statement is the same as that of the related FASB Statement No. 160, “Non-controlling Interests in Consolidated Financial Statements -- an amendment of ARB No. 51” (“SFAS No. 160”). Management does not believe SFAS No. 141 Revised will result in a material adverse effect on its financial condition, results of operations, or cash flows.

In December 2007, the FASB issued SFAS No. 160. SFAS No. 160 requires that ownership interests in subsidiaries held by parties other than the parent, and the amount of consolidated net income, be clearly identified, labeled, and presented in the consolidated financial statements within equity, but separate from the parent’s equity. It also requires once a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary be initially measured at fair value. Sufficient disclosures are required to clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS No. 160 will be effective for the Company beginning January 1, 2009. We are currently evaluating the impact of the provisions of SFAS No. 160 on our financial position, results of operations and cash flows and do not believe the impact of the adoption will be material.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS No. 161”). The use and complexity of derivative instruments and hedging activities have increased significantly over the past several years. Constituents have expressed concerns that the existing disclosure requirements in FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, do not provide adequate information about how derivative and hedging activities affect an entity’s financial position, financial performance, and cash flows. Accordingly, this Statement requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company is currently evaluating the impact of the provisions of SFAS No. 161 on its financial position, results of operations and cash flows and does not believe the impact of the adoption will be material.

(3)  Long-Term Debt

In December 2005, we entered into a term loan agreement with Irwin Union Bank pursuant to which we borrowed $8.6 million to refinance seven Embraer Brasilia aircraft, which we originally financed from the seller, Atlantic Southeast Airlines, Inc. (a subsidiary of SkyWest, Inc.). This term loan bears interest at 6.95% per annum, and is payable in 59 equal installments of $145,000 per month, with a balloon payment of $1.88 million due in December 2010. The principal balance of this term loan was $5.9 million at March 31, 2008. The term loan is secured by seven Embraer aircraft and is guaranteed by SkyWest, Inc. The term loan agreement requires that we maintain a fixed charge coverage ratio of greater than 1.00 to 1.00 of: (1) the sum of each of the four previous calendar quarters’ earnings before depreciation, interest, and operating lease expense, to (2) the sum of interest expense, operating leases and current maturities of long term debt. We were not in compliance with this financial covenant as of March 31, 2008. Upon demand of Irwin Union Bank, non-compliance with the financial covenant would represent an Event of Default under the term loan agreement. As of the date of the filing of this quarterly report on Form 10-Q, no such demand has been made on us. We are presently engaged in discussions with Irwin Union Bank regarding their forbearance of exercising certain remedies. We intend to repay this loan from the proceeds of the sale of our Embraer aircraft. On May 13, 2008, we executed a non-binding letter of intent with a prospective buyer for the initial sale of five aircraft, and $500,000 has been deposited by the buyer in an escrow account. We expect to sign a purchase contract and close the sale within the next several weeks.

(4)  Earnings Per Share

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

The computation of per share earnings for the three months ended March 31, 2007 and 2008 is as follows and includes the effect of warrants issued by GIA, a subsidiary of the Company:

	Three months Ended March 31,
	2007	2008

Net income (loss)	$1,658,000	$(1,286,000)
Effect of GIA warrants	(180,000)	—
Net income (loss) — diluted	$1,478,000	$(1,286,000)

Weighted average of shares outstanding — basic	2,029,460	2,948,911
Weighted average of shares outstanding — diluted	2,141,989	2,948,911

Earnings (loss) per common share:
Basic	$0.82	$(0.44)
Diluted	$0.69	$(0.44)

The effect on net income of the GIA warrants is calculated in accordance with SFAS No. 128 “Earnings per Share,” paragraph 62(a) as follows:

	Three months Ended March 31,
	2007	2008
Earnings Per Share of GIA:
Net income (loss)	$2,894,000	$(1,856,000)
Add: management fees charged by the Parent	90,000	90,000
Add: GIA's portion of consolidated tax benefit (provision)	(1,002,000)	696,000
Adjusted net income (loss)	$1,982,000	(1,070,000)

Basic weighted average shares	19,575,000	19,575,000
Dilutive effect of warrants (1)	1,958,000	—
Diluted weighted average shares	21,533,000	19,575,000

Earnings (loss) per common share:
Basic	$0.1013	$(0.0547)
Diluted	$0.0920	$(0.0547)

Effect on Net Income of GIA Warrants:
Proportionate share of GIA income included in basic earnings per share (2)	$1,982,000	$(1,070,000)
Proportionate share of GIA income included in diluted earnings per share (3)	1,802,000	(1,070,000)
Difference	$180,000	$—

(1) — For the three months ended March 31, 2008, there were 1,958,000 warrants that have been excluded from the GIA weighted average shares outstanding because the effect on earnings (loss) per share would have been anti-dilutive.

(2) — Calculated as the number of GIA outstanding shares times GIA basic earnings per share.

(3) — Calculated as the number of GIA outstanding shares times GIA diluted earnings per share.

For the three months ended March 31, 2008, there were 46,411 shares, respectively, attributable to stock options and warrants that have been excluded from the weighted average shares outstanding because the effect on earnings (loss) per share would have been anti-dilutive.

(5)  Segments

The Company has two reportable segments: the airline and charter operation (GIA) and the flight academy (GTA). The accounting policies of the business segments are the same and are described in Note (1) of the Company’s Form 10-K for the year ended December 31, 2007 as filed with the Securities and Exchange Commission. Although the reportable segments are business units that offer different services and are managed separately, their activities are highly integrated.

Virtually all of the Company’s consolidated capital expenditures, depreciation and amortization, and interest expense are attributable to the Airline and Charter business segment.

Financial information for the three months ended March 31, 2007 and 2008 by business segment is as follows (in thousands):

Three months ended March 31, 2007	Airline and Charter	Flight Academy	Parent	Intercompany Eliminations	Total
Operating revenues	$28,805	$789	$90	$(458)	$29,226
Operating expenses	25,768	835	152	(458)	$26,297
Income from operations	$3,037	$(46)	$(62)	$—	$2,929
Net income	$1,893	$(46)	$(189)	$—	$1,658
Depreciation and amortization	917	3	—	—	920
Interest expense	167	—	127	—	294
Interest income	20	—	—	—	20
Income tax expense	—	—	1,002	—	1,002
Capital expenditures	1,844	24	—	—	1,868
Total assets	33,593	7,937	11,009	(13,026)	39,513

Three months ended March 31, 2008	Airline and Charter	Flight Academy	Parent	Intercompany Eliminations	Total
Operating revenues	$30,938	$924	$90	$(697)	$31,255
Operating expenses	32,711	1,050	123	(697)	33,187
Income from operations	$(1,773)	$(126)	$(33)	$—	$(1,932)
Net income	$(1,934)	$(103)	$751	$—	$(1,286)
Depreciation and amortization	1,072	3	—	—	1,075
Interest expense	154	—	—	—	154
Interest income	15	—	—	—	15
Income tax expense (benefit)	—	—	(784)	—	(784)
Capital expenditures	1,532	6	—	—	1,538
Total assets	30,916	5,724	14,456	(12,793)	38,303

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Special Note Regarding Forward-Looking Statements

This Form 10-Q, including the sections entitled “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements. These statements relate to, among other things:

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

These statements, in addition to statements made in conjunction with the words “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate” and similar expressions, are forward-looking statements. These statements relate to future events or our future financial performance and only reflect management’s expectations and estimates. You should read this Form 10-Q completely and with the understanding that our results may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements. We undertake no duty to update these forward-looking statements after the date of this Form 10-Q, even though our situation may change in the future. The following is a list of factors, among others, that could cause actual results to differ materially from the forward-looking statements:

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

Overview

We operate a scheduled airline, scheduled and on-demand charter services, and a flight training academy for commercial pilots.

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

Our most significant challenges relate to:

•	unprecedented increases and volatility in the price of aircraft fuel, which accounts for 26% of our airline operating expenses;
•	securing cost-effective maintenance resources as the average age of our aircraft fleet increases; and
•	pilot availability within a very competitive industry-wide environment.

Each of our business components is briefly described below.

Airline

We began providing air charter service in 1988, and have provided scheduled passenger service in Florida and the Bahamas since 1990. We signed our first major code share agreement with United Airlines in 1994. In 1997, Gulfstream entered into a cooperative alliance and code share agreement with Continental Airlines and has since operated as a Continental Connection carrier. We also have code share agreements with United Airlines, Northwest Airlines, and Copa Airlines. We estimate that over 60% of our revenue is derived from local “point to point” traffic within Florida and the Bahamas, with connecting traffic from our code-share partners and other carriers destined primarily for the Bahamas making up the balance. Continental is our largest connecting partner, with passengers connecting to and from Continental flights providing approximately 20% of our revenue. Revenue generated by the airline is classified in our statement of operations as Airline Passenger Revenue.

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

Income provided under the services agreement has previously been reported in the statement of operations for periods prior to January 1, 2008 as Academy, charter and other revenue. The Company had evaluated the applicability of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, (“FIN 46”) to the accounting by the Company of the services agreement between its wholly-owned subsidiary, Gulfstream, and the Cuba charter business (“Cuba Charter”) operated by GAC. The Company concluded that compliance with the consolidation or disclosure requirements of FIN 46 as it relates to Cuba Charter would not materially impact the consolidated financial statements of the Company for periods prior to January 1, 2008. Therefore, the Company determined that further consideration of FIN 46 was unnecessary.

The Company has recently evaluated the applicability of FIN 46 to its results of operations for the three months ended March 31, 2008. As a result of the increasing significance of the Cuba charter business to our overall performance, we have consolidated the results of the Cuba charter business as a variable interest entity effective January 1, 2008.

In addition to the Cuba revenue described above, our charter revenues are principally derived from on-demand charter services, sub-service flying for other scheduled airlines and a 15-year agreement with a government subcontractor, subject to two-year renewals, to operate daily flights between West Palm Beach and Andros Town, Bahamas. Revenue and related expenses associated with Gulfstream’s charter activity are reported gross as charter revenue and within the appropriate expense categories of the Company’s statement of operations.

Academy

The Academy offers training programs for pilots holding commercial multi-engine instrument certifications and at least 190 hours of flying time. Pilots with these ratings are qualified to fly commercial airplanes, but are often unable to find positions with airlines without additional training and flying time. The Academy enhances its students’ career prospects by providing them with the training and experience necessary to obtain pilot positions with commercial airlines. The Academy enrolled 137, 78 and 80 students in 2005, 2006 and 2007, respectively, virtually all of whom were hired by airlines after graduation, including those hired by Gulfstream. The Academy’s revenues are included as Academy, Charter and Other Revenue in our statement of operations, and its expenses are included as general and administrative expenses.

Current Developments

Our operating results for the three months ended March 31, 2008 were significantly impacted by the continued unprecedented rise in fuel prices and substantially higher maintenance expenses, especially related to our fleet of eight Embraer EMB120 aircraft.

In January 2008, we began implementation of a revised business plan to reduce the complexity of our operations, lower our operating expenses and improve liquidity by selling certain aircraft and parts inventory. Our revised business plan specifically encompasses:

•	improving liquidity through the sale of our fleet of eight Embraer EMB120 aircraft and related parts inventory;
•	restructuring our route network to eliminate city pairs that are no longer profitable in the present high fuel price environment, and to redeploy assets to existing or new higher margin routes;
•	increasing our average ticket prices to offset as much as possible the rising price of jet fuel; and
•	cost reduction initiatives related to flight operations, maintenance, passenger service and general and administrative.

More recently, like much of the airline industry, we have added a $25 charge for checking a second piece of luggage, which will become effective in June 2008. We also were recently awarded Essential Air Service routes by the Department of Transportation for service beginning in August 2008 between Continental’s Cleveland hub and three smaller cities in Pennsylvania and West Virginia. We intend to begin service on these routes in the second half of this year.

Although we expect our revised business plan and these recent initiatives to produce positive contributions to operating results during the second half of 2008 and into 2009, crude oil prices have continued to spike even higher since the end of the first quarter of 2008, reaching more than $126 per barrel during May 2008. In addition, the economy has continued to slow since the end of 2007, and our passenger counts have been declining for the past several months. As a result, we expect our year-over-year passenger revenue to decline somewhat from prior-year levels during the next several months, despite recent increases in average ticket prices in excess of 10% compared to year-ago levels.

In order to fund an expected liquidity shortfall for the remainder of 2008, we expect to raise between $3-$4 million of cash, after repayment of $7.5 million of existing debt, through the sale of our fleet of eight Embraer EMB 120 aircraft. On May 13, 2008, we executed a non-binding letter of intent with a prospective buyer for the initial sale of five aircraft, and $500,000 has been deposited by the buyer in an escrow account. We expect to sign a purchase contract and close the sale within the next several weeks. We intend to sell the remaining three Embraer aircraft during the next three months.

In order to execute our revised business plan during the next twelve months, we believe we will need to access additional sources of capital within the next several months, in addition to the cash generated through our aircraft sales. We can make no assurance that additional sources of capital will be available to us under terms acceptable to us, or at all, or that implementation of our revised business plan will be timely or successfully completed, or that we will be able to fund our operations in the long term.

Results of Operations

Comparative Results for the Three Months Ended March 31, 2007 and 2008

The following table sets forth our financial results (unaudited) for the three months ended March 31, 2007 and 2008.

	Three Months Ended March 31,		Percent
	2007	2008	Change
	(In thousands)
Revenue
Airline passenger revenue	$27,657	$27,737	0.3%
Academy, charter and other revenue	1,569	3,518	124.2%
Total Revenue	29,226	31,255	6.9%

Operating Expenses
Flight operations	3,329	3,890	16.9%
Aircraft fuel	5,629	8,186	45.4%
Aircraft rent	1,591	1,618	1.7%
Maintenance	5,297	7,577	43.0%
Passenger service	5,735	6,653	16.0%
Promotion & sales	2,064	2,154	4.4%
General and administrative	1,732	2,034	17.4%
Depreciation and amortization	920	1,075	16.8%
Total Operating Expenses	26,297	33,187	26.2%
Income (loss) from operations	2,929	(1,932)	NM

Non-Operating Income and (Expense)
Interest (expense)	(294)	(154)	-47.6%
Other income	20	16	-20.0%
Total Non-Operating Income and (Expense)	(274)	(138)	-49.6%
Income (loss) before taxes	2,655	(2,070)	NM
Provision (benefit) for income taxes	1,002	(784)	NM
Income (loss) before minority interest	1,653	(1,286)	NM
Minority interest	5	—	NM
Net income (loss)	$1,658	$(1,286)	NM

Operating Statistics. The following table sets forth our major operational statistics and the percentage-of-change for the three months ended March 31, 2007 and 2008.

	Three Months Ended March 31,		Percent
	2007	2008	Change
Operating Statistics (unaudited):
Available seat miles (000's) (1)	74,961	72,185	-3.7%
Revenue passenger miles (000's) (2)	45,309	41,331	-8.8%
Revenue passengers carried	229,229	207,502	-9.5%
Departures flown	18,077	17,502	-3.2%
Passenger load factor (3)	60.4%	57.3%	-5.3%
Average yield per revenue passenger mile (4)	$0.610	$0.671	9.9%
Revenue per available seat miles (5)	$0.384	$0.429	11.5%
Operating costs per available seat mile (6)	$0.340	$0.445	31.0%
Average passenger fare (7)	$120.65	$133.67	10.8%
Average passenger trip length (miles) (8)	198	199	0.8%
Fuel cost per gallon (incl taxes)	$1.94	$2.98	53.6%

———————
1.	“Available seat miles” or “ASMs” represent the number of seats available for passengers in scheduled flights multiplied by the number of scheduled miles those seats are flown.

2.	“Revenue passenger miles” or “RPMs” represent the number of miles flown by revenue passengers.
3.	“Passenger load factor” represents the percentage of seats filled by revenue passengers and is calculated by dividing revenue passenger miles by available seat miles.
4.	“Average yield per revenue passenger mile” represents the average passenger revenue received for each mile a revenue passenger is carried.
5.	“Revenue per available seat mile” or “RASM” represents the average total operating revenue received for each available seat mile.
6.	“Operating cost per available seat mile” represents operating expenses divided by available seat miles.
7.	“Average passenger fare” represents passenger revenue divided by the number of revenue passengers carried.
8.	“Average passenger trip length” represents revenue passenger miles divided by the number of revenue passengers carried.

Net Income. Our consolidated net loss for the three months ended March 31, 2008 was $1.3 million compared to net income of $1.7 million for the comparable period last year. These results were primarily due to the continued unprecedented rise in fuel prices and substantially higher maintenance expenses, especially related to our fleet of eight Embraer EMB 120 aircraft.

Operating Income. The consolidated operating loss for the three months ended March 31, 2008 was $1.9 million compared to operating income of $2.9 million for the comparable period last year. The following table identifies the operating profit contributions from each of our respective operating components.

	Three Months Ended March 31,
	2007	2008
	(In thousands)

Airline and charter	$3,885	$(822)
Academy	(43)	(149)
Total income from operations	3,842	(971)
Less: General and administrative	913	961
Consolidated income (loss) from operations	$2,929	$(1,932)

The operating loss of the Airline and charter operation in the first quarter of 2008 was $0.8 million compared to an operating profit of $3.9 million in the comparable period in 2007. The profit decline was primarily attributable to substantially higher fuel prices, increased maintenance expenses, and higher pilot training expenses.

Revenues. Consolidated revenues increased to $31.3 million for the three months ended March 31, 2008 from $29.2 million for the comparable period in 2007, representing an increase of 6.9%. The overall increase was due principally to the inclusion during the first quarter of 2008 of $2.0 million of Charter and other revenue resulting from the consolidation as a variable interest entity of our Cuba charter business. For the first quarter of 2007, only the profit of $170,000 from the Cuba charter business was included as Charter and other revenue. The following table identifies the revenue contribution from each of our operating components.

	Three Months Ended March 31,		Percent
	2007	2008	Change
	(In thousands)
Revenue
Airline passenger revenue	$27,657	$27,737	0.3%
Charter and other revenue	1,148	3,202	178.9%
Academy	789	924	17.1%
Intercompany revenue elimination	(368)	(608)	65.2%
Total Revenue	$29,226	$31,255	6.9%

Airline Passenger Revenue. Airline passenger revenue increased 0.3% for the three months ended March 31, 2008 from the comparable period in 2007. This increase was primarily attributable to a 10.8% increase in average fares, offset largely by a 9.5% decrease in the number of passengers carried.

We increased our average passenger fare during the first quarter of 2008 to $133.67 from $120.65 in the comparable period in 2007, in response to the rapid rise in fuel prices that occurred during the last twelve months.

We reduced our capacity for the first quarter of 2008 compared to a year ago as available seat miles declined by 3.7%. While increased fares help to offset higher fuel prices, they also often result in a decline in the number of passengers flown. In the first quarter of 2008, the number of passengers flown declined by 9.5% compared to the same period in 2007.

Charter, Cuba Operations and Other Revenue. Revenues from charter and other revenue increased 178.9% to $3.2 million for the first quarter of 2008 from $1.1 million in the comparable period in 2007. The overall increase was due principally to the inclusion of $2.0 million of revenue resulting from the consolidation as a variable interest entity of our Cuba charter business for the first quarter of 2008. For the first quarter of 2007, only the profit of $170,000 from the Cuba charter business was included as Revenue. The remaining increase was attributable to newly-initiated charter service to Chub Cay and Great Harbour Cay in the Bahamas.

Academy Revenue. Academy revenue increased 17.1% for the first quarter of 2008 to $924,000 from $789,000 for the same period last year. Most of the increase related to higher intercompany revenue charged to the Airline for pilot training of flight crews caused by the higher than normal pilot attrition rate of the past nine months, which has recently abated.

Airline Operating Expenses. As a result of the increasing significance of the Cuba charter business to our overall performance, we have consolidated the results of the Cuba charter business as a variable interest entity for the three months ended March 31, 2008 pursuant to the requirements of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities. For the three months ended March 31, 2007, the operating profit of the Cuba charter business was included as a component of Revenue.

The following table presents Gulfstream’s operating expenses, before elimination of intercompany expenses, for the three months ended March 31, 2007 and 2008:

	Operating Expenses		Percent of Airline Revenue
	Three Months Ended March 31,				Percent
	2007	2008	2007	2008	Change
	(In thousands)

Flight operations	$3,687	$4,513	13.3%	16.3%	22.4%
Aircraft fuel	5,629	8,186	20.4%	29.5%	45.4%
Aircraft rent	1,591	1,618	5.8%	5.8%	1.7%
Maintenance	5,297	7,577	19.2%	27.3%	43.0%
Passenger service	5,735	6,653	20.7%	24.0%	16.0%
Promotion & sales	2,064	2,154	7.5%	7.8%	4.4%
Depreciation and amortization	920	1,075	3.3%	3.9%	16.8%
Total	$24,923	$31,776	90.1%	114.6%	27.5%

Flight Operations. Major components of flight operations expense include salaries for pilots, flight attendants and other operations personnel, as well as pilot training expenses. Flight operations expenses increased to $4.5 million for the first quarter of 2008 from $3.7 million in the comparable period of 2007, representing an increase of 22.4%.

Most of the increase in flight operations expenses in the first quarter of 2008 are attributable to three principal factors: 1) the inclusion of $547,000 of expenses resulting from the consolidation as a variable interest entity of our Cuba charter business for the first quarter of 2008; 2) pilot training expenses; and 3) fewer pilots provided by the Academy. The industry-wide pilot shortage for most of the past year has resulted in an abnormally high attrition rate for our pilots and increased pilot training expenses, including increased payroll and lodging expenses during training, increased costs for hiring additional flight instructors, and significantly higher flight simulator time. We expect some relief from this problem beginning in the second quarter of 2008 as our attrition rate has returned to a more normal level.

Aircraft Fuel. Our average price for jet fuel for the first quarter of 2008 increased to $2.98 per gallon, an increase of 53.6% from the $1.94 per gallon price during the comparable period last year. The average cost for a gallon of jet fuel most recently was approximately $3.65. As a result of the relentless rise in fuel prices over the past year, fuel increased as a percent of airline revenue to 29.5% during the first quarter of 2008 from 20.4% during the comparable period last year.

Aircraft Rent. Aircraft rent is related to the lease costs associated with our 27 Beech 1900D aircraft. As a percentage of revenue, aircraft rent was unchanged at 5.8%.

Maintenance and repairs expense. Major components of maintenance and repairs expense include all salaries and wages, repair parts and materials, and expenses incurred from third party service providers required to maintain our aircraft engines. Maintenance increased 43.0% to $7.6 million for the first quarter of 2008 from $5.3 million during the comparable period last year. Our maintenance costs increased primarily as a result of increased material and repair costs associated with our Embraer fleet, a new Beechcraft 1900D engine overhaul contract requiring higher hourly payments, increased employee turnover, higher hourly labor rates and $254,000 of maintenance expense associated with the consolidation as a variable interest entity of our Cuba charter business for the first quarter of 2008.

Passenger Service. Major components of passenger service expense include ground handling services, airport counter and gate rentals, wages paid to airport employees, passenger liability insurance, security and miscellaneous passenger-related expenses. Passenger service expense increased 16.0% to $6.7 million for the first quarter of 2008 from $5.7 million for the same period last year. This increase was largely attributable to $539,000 of passenger service expense associated with the consolidation as a variable interest entity of our Cuba charter business for the first quarter of 2008, as well as increased rents at certain airports and an overall increase in wage rates provided to our airport employees.

Promotion and Sales. Major components of promotion and sales expense include credit card commissions, travel agent commissions and reservation system fees. Promotion and sales expense for the first quarter of 2008 included $140,000 of promotion and sales expense associated with the consolidation as a variable interest entity of our Cuba charter business.

Depreciation and amortization expense. Depreciation and amortization expense increased to $1.1 million for the first quarter of 2008 from $0.9 million for the same period last year. This increase was primarily due to the additional depreciation resulting from the increased incidence of capitalized engine overhaul events attributable to our fleet of Embraer aircraft.

General and Administrative and Academy Operating Expense. Our consolidated general and administrative expenses include the expenses of the Academy, as set forth in the following table.

	Three Months Ended March 31,		Percent
	2007	2008	Change
	(In thousands)

General and administrative expenses	$900	$961	6.8%
Academy expenses	832	1,073	29.0%
Total expenses	$1,732	$2,034	17.4%

General and administrative expenses, excluding Academy expenses, increased 6.8% to $1.0 million for the first quarter of 2008 from $0.9 million for the same period last year. Most of this increase was attributable to public-company expenses, including accounting and legal expenses and directors fees.

Academy expenses increased by 29% to $1.1 million for the first quarter of 2008 from $0.8 million for the same period last year due primarily to increased expenses associated with flight simulator rentals.

Non-Operating Income and Expense. Interest expense decreased from $294,000 for the first quarter of 2007 to $154,000 for the first quarter of 2008. The decrease was primarily due to the redemption of $3.32 million of subordinated debt redeemed in December 2007 from proceeds of our initial public offering of common stock.

Income Taxes. The Company recognized a benefit for income taxes for the first quarter of 2008 associated with its pre-tax loss at an effective tax rate of 37.9%. The effective income tax rate for the same period last year was 37.7%.

Liquidity And Capital Resources

Overview

Liquidity refers to the liquid financial assets available to fund our business operations and pay for near-term obligations. These liquid financial assets consist of cash as well as short-term investments. Our cash requirements have historically been satisfied through a combination of cash flows from operations and debt financings.

As of March 31, 2008, our cash and cash equivalents balance was $1.5 million, and we had a negative working capital of $15.0 million. During the first quarter of 2008, our cash and working capital positions were negatively impacted by a significant decline in our pre-tax income of $4.7 million compared to the comparable quarter in 2007 due to the continuing climb of jet fuel prices, as well as the purchase of two Embraer aircraft engines for a cost approximating $1.3 million, in lieu of engine overhauls.

In order to fund an expected liquidity shortfall for the remainder of 2008, we expect to raise between $3-$4 million of cash, after repayment of $7.5 million of existing debt, through the sale of our fleet of eight Embraer EMB120 aircraft. On May 13, 2008, we executed a non-binding letter of intent with a prospective buyer for the initial sale of five aircraft, and $500,000 has been deposited by the buyer in an escrow account. We expect to sign a purchase contract and close the sale within the next several weeks. We intend to sell the remaining three Embraer aircraft during the next three months.

In order to execute our revised business plan during the next twelve months, we believe we will need to access additional sources of capital within the next several months, in addition to the cash generated through our aircraft sales. We can make no assurance that additional sources of capital will be available to us under terms acceptable to us, or at all, or that implementation of our revised business plan will be timely or successfully completed, or that we will be able to fund our operations in the long term.

The following table summarizes key cash flow information for the three months ended March 31, 2007 and 2008.

	Three Months Ended March 31,
	2007	2008
	(In thousands)
Cash Flow Provided by (used in):
Operating Activities	$1,167	$(1,369)
Investing Activities	(1,868)	(1,538)
Financing Activities	(311)	509
Net decrease in cash and cash equivalents	$(1,012)	$(2,398)

Operating activities.

Cash used in operating activities was $1.4 million for the first quarter of 2008 compared to $1.2 million provided by operating activities for the same period last year. Most of this year-to-year decline in cash flow from operations resulted from the decline in our net income compared to last year, which was significantly impacted during the first quarter of 2008 by substantial increases in jet fuel costs and maintenance expenses related primarily to our fleet of eight Embraer EMB120 aircraft.

Investing activities.

Cash used in investing activities was $1.5 million for the first quarter of 2008 and primarily included the purchase of two engines for our Embraer EMB120 aircraft in lieu of engine overhauls. Cash used in investing activities was $1.9 million for the first quarter of 2007 primarily due to capitalized engine overhauls for certain of our Embraer EMB120 aircraft.

Financing activities.

Cash provided by financing activities for the first quarter of 2008 included $0.9 million of net proceeds from the sale to the underwriter of over-allotment shares associated with our initial public offering in December 2007, offset by debt repayments of $0.4 million. Cash used in financing activities in the comparable period of 2007 was due to repayments of debt.

Debt and Other Contractual Obligations

We maintain a $750,000 revolving line of credit from Wachovia Bank, N.A., that expires on July 31, 2008, to fund our cash requirements during our weakest seasonal period, which typically occurs between August and December each year. We accessed this line of credit for a total amount of $750,000 in September 2007, and it presently remains outstanding. Borrowings under the Wachovia credit line bear interest at a rate of LIBOR plus 2.75%. There were no borrowings under this line as of March 31, 2007. Our revolving credit agreement with Wachovia Bank, N.A. requires that we maintain a debt to EBITDA ratio of not more than 3.00 to 1.00, and that we maintain our primary depository account with Wachovia Bank, N.A. For purposes of this loan agreement, EBITDA is defined as the sum of earnings before interest, taxes, depreciation and amortization. We were not in compliance with this financial covenant as of December 31, 2007. On

March 28, 2008, Wachovia Bank granted a waiver through July 31, 2008 with respect to non-compliance with this financial covenant.

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

In December 2005, we entered into a term loan agreement with Irwin Union Bank pursuant to which we borrowed $8.6 million to refinance seven Embraer Brasilia aircraft, which we originally financed from the seller, Atlantic Southeast Airlines, Inc. (a subsidiary of SkyWest, Inc.). This term loan bears interest at 6.95% per annum, and is payable in 59 equal installments of $145,000 per month, with a balloon payment of $1.88 million due in December 2010. The principal balance of this term loan was $5.9 million at March 31, 2008. The term loan is secured by seven Embraer aircraft and is guaranteed by SkyWest, Inc. The term loan agreement requires that we maintain a fixed charge coverage ratio of greater than 1.00 to 1.00 of: (1) the sum of each of the four previous calendar quarters’ earnings before depreciation, interest, and operating lease expense, to (2) the sum of interest expense, operating leases and current maturities of long term debt. We were not in compliance with this financial covenant as of March 31, 2008. Upon demand of Irwin Union Bank, non-compliance with the financial covenant would represent an Event of Default under the term loan agreement. As of the date of the filing of this quarterly report on Form 10-Q, no such demand has been made on us. We are presently engaged in discussions with Irwin Union Bank regarding their forbearance of exercising certain remedies. We intend to repay this loan from the proceeds of the sale of our Embraer aircraft. On May 13, 2008, we executed a non-binding letter of intent with a prospective buyer for the initial sale of five aircraft, and $500,000 has been deposited by the buyer in an escrow account. We expect to sign a purchase contract and close the sale within the next several weeks.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

(a) Evaluation of disclosure controls and procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of  March 31, 2008. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control Over Financial Reporting

There were no significant changes (including corrective actions with regard to material weaknesses) in our internal control over financial reporting that occurred during the period covered by this Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

In January 2006, a former salesman of the Academy formed a business that the Company believes competes directly with the Academy for student pilots. Thereafter, the former President of the Academy resigned his position at the Academy and the Company believes he became affiliated with the alleged competing business. In May 2006, the Academy initiated a lawsuit in state court in Broward County, Florida against these former employees, alleging violation of non-competition and fiduciary obligations. The defendants, including the Academy’s former President, subsequently filed a counterclaim against the Academy based upon lost earnings and breach of contract.

From time to time, we are involved in litigation relating to claims arising out of our operations in the normal course of business. As of the date of this report, we were not engaged in any legal proceedings, including the above, which are expected, individually or in the aggregate, to have a material adverse effect on us.

Item 1A. Risk Factors.

Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the Year Ended December 31, 2007 includes a detailed discussion of risks and uncertainties which could adversely affect our future results. There were no material changes during the quarter ended March 31, 2008 to the risk factors in our Annual Report on Form 10-K for the Year Ended December 31, 2007.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

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

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information.

None

Item 6. Exhibits.

Exhibit No.	Exhibit
31.1	Certification Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Gulfstream International Group, Inc.

	By:	/s/ Robert M. Brown
Robert M. Brown
Date: May 15, 2008		Chief Financial Officer