Form 10-Q
period 2008-06-30
GULFSTREAM INTERNATIONAL GROUP INC
filed 2008-08-14
CIK 1405419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: June 30, 2008
or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the transition period from: _____________ to _____________

———————

GULFSTREAM INTERNATIONAL GROUP, INC.

 (Exact name of registrant as specified in its charter)

———————

Delaware	001-33884	20-3973956
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation)	File Number)	Identification No.)

3201 Griffin Road, 4th Floor

Fort Lauderdale, Florida 33312

 (Address of Principal Executive Office) (Zip Code)

(954) 985-1500

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

———————

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was

required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.	X	Yes		No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	Accelerated filer
Non-accelerated filer	Smaller reporting company		X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).		Yes	X	No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Common stock outstanding at August 14, 2008: 2,959,600 shares.

Gulfstream International Group, Inc.

Quarterly Report On Form 10-Q

Table Of Contents

PART I FINANCIAL INFORMATION

Item 1.	Consolidated Balance Sheets as of June 30, 2008 (unaudited) and December 31, 2007	3
	Consolidated Statements of Operation (unaudited) for the three and six month periods ended June 30, 2008 and 2007	4
	Consolidated Statements of Cash Flows (unaudited) for the six month period ended June 30, 2008 and 2007	5
	Notes to Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10
Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	17
Item 4.	Controls and Procedures	17

PART II OTHER INFORMATION
Item 1.	Legal Proceedings	18
Item 1A.	Risk Factors	18
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18
Item 3.	Defaults Upon Senior Securities	18
Item 4.	Submission of Matters to a Vote of Security Holders	18
Item 5.	Other Information	18
Item 6.	Exhibits	18
	Signature	19

Exhibit 10.1	Aircraft Purchase and Sale Agreement dated June 26, 2008 between the Company and Pimegal Consultants Ltd.
Exhibit 31.1	Certification of Chief Executive Officer
Exhibit 31.2	Certification of Chief Financial Officer
Exhibit 32.1	Certification of Chief Executive Officer
Exhibit 32.2	Certification of Chief Financial Officer

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

GULFSTREAM INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31,	June 30,
	2007	2008
		(Unaudited)
Assets
Cash and cash equivalents	$3,938	$1,323
Accounts receivable, net	2,910	3,950
Due from related entity	640	-
Expendable parts	1,951	1,790
Prepaid expenses	539	458
Assets held for sale	-	12,296
Total Current Assets	9,978	19,817

Property and Equipment
Flight equipment	23,855	3,560
Other property and equipment	1,533	1,297
Less - accumulated depreciation	(5,390)	(1,677)
Property and Equipment, net	19,998	3,180

Intangible assets, net	4,053	3,915
Goodwill	2,703	2,703
Deferred tax assets	1,509	4,413
Other assets	1,180	1,270
Total Assets	$39,421	$35,298

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable and accrued expenses	$15,869	$17,041
Long-term debt - current portion	2,268	7,937
Engine return liability - current portion	3,300	3,256
Air traffic liability	1,270	1,337
Deferred tuition revenue	408	274
Total Current Liabilities	23,115	29,845

Long-term Liabilities
Long-term debt, net of current portion	6,415	-
Engine return liability, net of current portion	490	-
Total Liabilities	30,020	29,845

Commitments and Contingencies
Stockholders' Equity
Common stock	28	30
Additional paid-in capital	12,234	13,115
Common stock warrants	61	61
Retained earnings (deficit)	(2,922)	(7,753)
Total Stockholders' Equity	9,401	5,453
Total Liabilities & Stockholders' Equity	$39,421	$35,298

The accompanying notes are an integral part of these consolidated financial statements.

GULFSTREAM INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2008	2007	2008
Operating Revenues
Passenger revenue	$30,756	$27,614	$58,413	$55,352
Academy, charter and other revenue	1,388	3,438	2,957	6,955
Total Operating Revenues	32,144	31,052	61,370	62,307

Operating Expenses
Flight operations	3,212	3,498	6,541	7,388
Aircraft fuel	6,816	10,063	12,445	18,249
Maintenance	6,293	5,976	11,590	13,553
Passenger and traffic service	6,244	6,045	11,979	12,698
Aircraft rent	1,590	1,615	3,181	3,234
Promotion and sales	2,188	1,971	4,252	4,124
General and administrative	1,888	1,809	3,620	3,843
Depreciation and amortization	939	1,116	1,859	2,191
Impairment charge on assets held for sale	-	4,467	-	4,467
Total Operating Expenses	29,170	36,560	55,467	69,747

Operating income (loss)	2,974	(5,508)	5,903	(7,440)

Non-operating (expense) income
Interest expense	(289)	(148)	(583)	(302)
Interest Income	-	5	-	20
Other income (expense)	85	(13)	105	(12)
Total non-operating (expense) income	(204)	(156)	(478)	(294)

Income (loss) before provision for income taxes and minority interest	2,770	(5,664)	5,425	(7,734)
Income tax provision (benefit)	1,044	(2,120)	2,046	(2,903)
Income (loss) before minority interest	1,726	(3,544)	3,379	(4,831)
Minority interest	(5)	-	-	-

Net income (loss)	$1,721	$(3,544)	$3,379	$(4,831)
Net income (loss) per share:
Basic	$0.85	$(1.20)	$1.66	$(1.64)
Diluted	$0.75	$(1.20)	$1.42	$(1.64)
Shares used in calculating net income per share:
Basic	2,035	2,959	2,032	2,954
Diluted	2,291	2,959	2,147	2,954

The accompanying notes are an integral part of these consolidated financial statements.

GULFSTREAM INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Six Months Ended June 30, 2007 and 2008

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2007	2008
Cash Flows From Operating Activities:
Net income (loss)	$3,379	$(4,831)
Adjustment to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Impairment charge on assets held for sale	-	4,467
Depreciation and amortization	1,987	2,247
Deferred income tax provision	404	(2,903)
Share-based compensation	150	24
Write-off of unamortized overhaul costs	259	573
Minority interest	(5)	-
Changes in operating assets and liabilities:
Decrease (increase) in receivables	412	(1,040)
Decrease (increase) in expendable parts	(400)	(673)
Decrease (increase) in prepaid expense	129	81
Decrease (increase) in due from affiliates	(85)	640
Decrease (increase) in other assets	(745)	(158)
Increase (decrease) in accounts payable and accrued expenses	1,098	1,172
Increase (decrease) in deferred revenue and refundable deposits	111	(67)
Increase (decrease) in engine return liability	(1,260)	(534)
Net cash provided by (used in) operating activities	5,434	(1,002)

Cash Flows From Investing Activities:
Acquisition of property and equipment	(3,366)	(1,725)
Net cash used in investing activities	(3,366)	(1,725)

Cash Flows From Financing Activities:
Proceeds from issuance of common stock	-	858
Repayments of debt	(658)	(746)
Net cash provided by (used in) financing activities	(658)	112

Net increase (decrease) in cash and cash equivalents	1,410	(2,615)
Cash and cash equivalents, beginning of period	3,143	3,938
Cash and cash equivalents, end of period	$4,553	$1,323

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$479	$289
Cash paid during the period for income taxes	$-	$8

Supplemental disclosure of non-cash investing and financing activities:
On March 22, 2007, the Company issued a promissory note for $1.15 million for the acquisition of an EMB-120 aircraft

The accompanying notes are an integral part of these consolidated financial statements.

GULFSTREAM INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2008 and 2007

(1)  Basis of Presentation

Gulfstream International Group, Inc. (“Gulfstream” or the “Company”) was incorporated in Delaware in December 2005 as Gulfstream Acquisition Group, Inc., and changed its name to Gulfstream International Group, Inc. on June 13, 2007.  GIG was formed for the purpose of acquiring Gulfstream International Airlines, Inc. (“GIA” or “Airline”), a wholly-owned subsidiary of G-Air Holdings Corp., Inc. (“G-Air”), and Gulfstream Training Academy, Inc. (“GTA” or “Academy”), collectively referred to as the “Company.”  On March 14, 2006, GIG closed the sale of its equity and debt securities and acquired 89.2% of the stock of G-Air and 100% of the stock of GTA.  During 2006 and 2007, GIG acquired the remaining shares of G-Air.

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

Income provided under the services agreement had previously been reported in the statement of operations for periods prior to January 1, 2008 as Academy, charter and other revenue. The Company had evaluated the applicability of Financial Standards Accounting Board (“FASB”) Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, (“FIN 46”) to the accounting by the Company of the services agreement between its wholly-owned subsidiary, Gulfstream, and the Cuba charter business operated by GAC.  The Company concluded that compliance with the consolidation or disclosure requirements of FIN 46 as it relates to the Cuba charter business would not materially impact the consolidated financial statements of the Company for periods prior to January 1, 2008. Therefore, the Company determined that further consideration of FIN 46 was unnecessary.

The Company has recently evaluated the applicability of FIN 46 to its results of operations for periods after January 1,  2008. As a result of the increasing significance of the Cuba charter business to our overall performance, we have consolidated the results of the Cuba charter business as a variable interest entity effective January 1, 2008.

All intercompany accounts and transactions have been eliminated in the consolidated financial statements. Certain amounts in prior periods presented have been reclassified to conform to the current period financial statement presentation. These reclassifications have no effect on previously reported net income.

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

(2)  New Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 161 (“SFAS No. 161”), “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133.”  SFAS No. 161 gives financial statement users better information about the reporting entity's hedges by providing for qualitative disclosures about the objectives and strategies for using derivatives, quantitative data about the fair value of and gains and losses on derivative contracts, and details of credit-risk-related contingent features in their hedged positions.  SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged, but not required.  The Company does not anticipate the adoption of SFAS No. 161 will have a material effect on its financial statements.

In April 2008, the FASB issued FASB Staff Position (“FSP”) No FAS 142-3, “Determination of the Useful Life of Intangible Assets” to improve the consistency between the useful life of a recognized intangible assets under SFAS No. 142, “Goodwill and Other Intangible Assets,” and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141 (revised 2007), “Business Combinations,” and other guidance under accounting principles generally accepted in the United States of America.  The Company does not anticipate the adoption of this FSP will have a material effect on its financial statements.  The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years.  Early adoption is prohibited.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”).  SFAS No. 162 identifies the sources of accounting principles and provides entities with a framework for selecting the principles used in the preparation of financial statements that are presented in conformity with GAAP.  The FASB believes the GAAP hierarchy should be directed to entities because it is the entity (not its auditors) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP.  The adoption of SFAS No. 162 is not expected to have a material impact on the Company’s financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standard if currently adopted would have a material effect on the accompanying financial statements.

 (3)  Sale of Aircraft

On June 26, 2008, Gulfstream International Airlines, Inc. (the “Airline”), a subsidiary of Gulfstream International Group, Inc., entered into an Aircraft Purchase and Sale Agreement (the “Agreement”) with Pimegal Consultants Ltd. (“Pimegal”). Pursuant to the Agreement, Pimegal will purchase seven of the Airline’s total of eight Embraer EMB-120ER aircraft, including the two Pratt & Whitney PW118 engines currently installed on each aircraft, for a total purchase price of $11,650,000. The eighth aircraft is being sold to a separate party, and we expect to close that sale prior to August 31, 2008.

Closings for four of the aircraft delivered to Pimegal occurred on July 2 and July 17, 2008. The closings for the final three aircraft will occur between August 15 and September 30, 2008. The seven aircraft sold to Pimegal served as collateral for loans payable by us to Irwin Union Bank and Wachovia Bank. The principal balances and accrued interest related to these bank loans were repaid in full to Wachovia Bank on July 2, 2008 and to Irwin Union Bank on July 17, 2008.

In connection with the sale of eight aircraft, a spare engine and related parts inventory,  we determined that the carrying value of this equipment exceeded the fair value.  Consequently, we recorded an impairment charge of $4.5 million as of June 30, 2008, which represents the excess of the carrying value of the equipment over the agreed upon sales price, less expenses to sell.  The impairment loss is recorded as “Impairment charge on assets held for sale” in the Statement of Operations for the three months ended June 30, 2008.  The carrying value of the assets is $12.3 million and is separately presented as “Assets held for sale” in the Balance Sheet as of June 30, 2008.  These assets held for sale are no longer depreciated after June 30, 2008.

 (4)  Earnings Per Share

The Company computes earnings per share in accordance with the provisions of SFAS No. 128, "Earnings per Share." Under the provisions of SFAS No. 128, basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period presented.  Diluted net income per share reflects the potential dilution that could occur from common stock issuable through stock based compensation including stock options, restricted stock awards, warrants and other convertible securities, as well as warrants issued by GIA.

The computation of per share earnings for the three-month and six-month periods ended June 30, 2007 and 2008 is as follows and includes the effect of warrants issued by GIA, a subsidiary of the Company:

	Three months Ended June 30,		Six months Ended June 30,
	2007	2008	2007	2008
Net income (loss)	$1,721,000	$(3,544,000)	$3,379,000	$(4,831,000)
Effect of GIA warrants	(152,000)	-	(333,000)	-
Net income (loss) — diluted	$1,569,000	$(3,544,000)	$3,046,000	$(4,831,000)

Weighted average of shares outstanding — basic	2,034,625	2,959,460	2,032,057	2,954,185
Weighted average of shares outstanding — diluted	2,291,429	2,959,460	2,147,044	2,954,185

Earnings (loss) per common share:
Basic	$0.85	$(1.20)	$1.66	$(1.64)
Diluted	$0.68	$(1.20)	$1.42	$(1.64)

The effect on net income of the GIA warrants is calculated in accordance with SFAS No. 128 “Earnings per Share”

paragraph 62(a) as follows:

	Three months Ended June 30,		Six months Ended June 30,
	2007	2008	2007	2008
Earnings Per Share of GIA:
Net income (loss)	$2,787,000	$(5,702,000)	$5,681,000	$(7,558,000)
Add: management fees charged by the Parent	90,000	7,000	180,000	97,000
Add: GIA's portion of consolidated tax benefit (provision)	(1,201,000)	1,975,000	(2,203,000)	2,671,000
Adjusted net income	$1,676,000	$(3,720,000)	$3,658,000	$(4,790,000)

Basic weighted average shares	19,575,000	19,575,000	19,575,000	19,575,000
Dilutive effect of warrants	1,958,000	- (1)	1,958,000	- (1)
Diluted weighted average shares	21,533,000	19,575,000	21,533,000	19,575,000

Earnings per common share:
Basic	$0.09	$(0.19)	$0.19	$(0.24)
Diluted	$0.08	$(0.19)	$0.17	$(0.24)

Effect on Net Income of GIA Warrants:
Proportionate share of GIA income included in basic earnings per share (2)	$1,676,000	$(3,720,000)	$3,658,000	$(4,790,000)
Proportionate share of GIA income included in diluted earnings per share (3)	1,524,000	(3,720,000)	3,325,000	(4,790,000)
Difference	$152,000	$-	$333,000	$-

(1) — For the three months and six months ended June 30, 2008, there were 1,958,000 warrants that have been excluded from the GIA weighted average shares outstanding because the effect on earnings (loss) per share would have been anti-dilutive.

(2) — Calculated as the number of GIA outstanding shares times GIA basic earnings per share

(3) — Calculated as the number of GIA outstanding shares times GIA diluted earnings per share

For the three and six months ended June 30, 2008, 321,000 shares attributable to options and warrants were excluded from the calculation of earnings per share, because their exercise prices exceeded the average market price of the Company’s common stock for the period.

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

Financial information for the three-month and six-month periods ended June 30, 2007 and 2008 by business segment is as follows (in thousands):

	Airline and	Flight		Intercompany
Three months ended June 30, 2007	Charter	Academy	Parent	Eliminations	Total
Operating revenues	$32,133	$1,050	$90	$(1,129)	$32,144
Operating expenses	29,182	1,029	88	(1,129)	$29,170
Income from operations	$2,951	$21	$2	$-	$2,974
Net income	$2,825	$66	$(1,170)	$-	$1,721
Depreciation and amortization	$936	$3	$-	$-	$939
Interest expense	161	-	128	-	289
Interest income	-	-	-	-	-
Income tax expense	-	-	1,044	-	1,044
Capital expenditures	1,494	4	-	-	1,498
Total assets	34,592	7,909	11,033	(12,580)	40,954

	Airline and	Flight		Intercompany
Three months ended June 30, 2008	Charter	Academy	Parent	Eliminations	Total
Operating revenues	$30,600	$874	$7	$(429)	$31,052
Operating expenses	36,064	779	114	(397)	36,560
Income from Operations	$(5,464)	$95	$(107)	$(32)	$(5,508)
Net income	$(5,639)	$114	$2,013	$(32)	$(3,544)
Depreciation and amortization	$1,113	$3	$-	$-	$1,116
Interest expense	148	-	-	-	148
Interest income	5	-	-	-	5
Income tax expense (benefit)	-	-	(2,120)	-	(2,120)
Capital expenditures	1,021	-	-	-	1,021
Total assets	27,812	5,587	14,684	(12,785)	35,298

	Airline and	Flight		Intercompany
Six months ended June 30, 2007	Charter	Academy	Parent	Eliminations	Total
Operating revenues	$60,938	$1,839	$180	$(1,587)	$61,370
Operating expenses	54,950	1,864	240	(1,587)	55,467
Income from operations	$5,988	$(25)	$(60)	$-	$5,903
Net income	$5,720	$20	$(2,361)	$-	$3,379
Depreciation and amortization	$1,853	$6	$-	$-	$1,859
Interest expense	328	-	255	-	583
Interest income	-	-	-	-	-
Income tax expense	-	-	2,046	-	2,046
Capital expenditures	3,338	28	-	-	3,366
Total assets	34,592	7,909	11,033	(12,580)	40,954

	Airline and	Flight		Intercompany
Six months ended June 30, 2008	Charter	Academy	Parent	Eliminations	Total
Operating revenues	$61,538	$1,798	$97	$(1,126)	$62,307
Operating expenses	68,807	1,830	236	(1,126)	69,747
Income from Operations	$(7,269)	$(32)	$(139)	$-	$(7,440)
Net income	$(7,605)	$10	$2,764	$-	$(4,831)
Depreciation and amortization	$2,185	$6	$-	$-	$2,191
Interest expense	302	-	-	-	302
Interest income	20	-	-	-	20
Income tax expense (benefit)	-	-	(2,903)	-	(2,903)
Capital expenditures	1,719	6	-	-	1,725
Total assets	27,812	5,587	14,684	(12,785)	35,298

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

Our most significant market opportunity relates to the fact that we currently operate in and have targeted future expansion in unserved and underserved short haul markets, which is a growing opportunity for two principal reasons. Many smaller markets are being abandoned by major carriers, as they shift their focus increasingly to international markets and reduce capacity in domestic markets and hubs. In addition, many smaller markets are also being abandoned by regional airlines, as they continue to gravitate toward larger jet aircraft in the 70-100 seat range, and away from smaller regional jets and turboprop aircraft. As a result, we will continue to seek opportunities to grow in the expanding number of smaller underserved or unserved markets that are suitable for our fleet of small-capacity aircraft.

Our most significant challenges relate to:

•

unprecedented increases and volatility in the price of aircraft fuel, which accounts for 31.4% of our ongoing operating expenses during the second quarter of 2008; and

•

securing cost-effective maintenance resources as the average age of our aircraft fleet increases.

Current Developments

In January 2008, we adopted a revised business plan to improve liquidity by selling certain aircraft and parts inventory, to reduce the complexity of our operations, and to lower our operating expenses.  During the second quarter of 2008, we made progress in all of the following areas:

•

We expect to raise approximately $4.9 million of cash subsequent to the end of the second quarter, after repayment of $7.2 million of existing bank debt, through the sale of our fleet of eight Embraer aircraft and related parts inventory;

•

Effective with the start of our August 2008 flight schedule, we have restructured our route network and eliminated city pairs that are no longer profitable in the current high fuel price environment;

•

We are redeploying certain assets to profitable routes by initiating service on September 3, 2008 between Continental’s Cleveland hub and five smaller cities in Pennsylvania and West Virginia in conjunction with Essential Air Service routes awarded by the Department of Transportation;

•

We increased our average ticket prices during the second quarter by 14.7% to help offset the rising price of jet fuel;

•

We added a $25 charge for checking a second piece of luggage, which became effective in June 2008; and

•

We achieved certain cost reductions throughout the organization, and we expect additional cost reductions during the second half of the year.

Our financial results for the three months ended June 30, 2008 reflected initial improvements resulting from certain of these initiatives.  However, our financial results continued to be significantly overwhelmed by the unprecedented rise in fuel prices.  We expect our recent business initiatives to produce greater positive contributions to operating results during the second half of 2008 and into 2009.

In addition to the cash generated through our aircraft sales, we must secure additional capital in the short term.  On August 4, 2008, we executed a non-binding term sheet with a prospective lender for $5.1 million of secured debt financing, for a term of 36 months.  The lender has begun its due diligence process and the parties are planning to close by the beginning of September.  This financing will be subject to the Company obtaining certain third party consents.

In the event that this proposed financing does not close, we will continue to pursue other financing alternatives. However, we can make no assurance that the proposed financing or any alternative financing will close, or that additional sources of capital will be available under terms acceptable to us, or at all.  If the proposed transaction is not consummated and we are unable to consummate another transaction to raise additional capital in the coming months, we will experience a significant liquidity shortage.

Results of Operations

Comparative Results for the Three-Month and Six-Month Periods Ended June 30, 2007 and 2008

The following table sets forth our financial results (unaudited) for the three and six month periods ended June 30, 2007 and 2008.

	Three Months Ended June 30,		Percent	Six Months Ended June 30,		Percent
	2007	2008	Change	2007	2008	Change
	(In thousands)			(In thousands)
Revenue
Airline passenger revenue	$30,756	$27,614	-10.2%	$58,413	$55,352	-5.2%
Academy, charter and other revenue	1,388	3,438	147.7%	2,957	6,955	135.2%
Total Revenue	32,144	31,052	-3.4%	61,370	62,307	1.5%
Operating Expenses
Flight operations	3,212	3,498	8.9%	6,541	7,388	12.9%
Aircraft fuel	6,816	10,063	47.6%	12,445	18,249	46.6%
Aircraft rent	1,590	1,615	1.6%	3,181	3,234	1.7%
Maintenance	6,293	5,976	-5.0%	11,590	13,553	16.9%
Passenger service	6,244	6,045	-3.2%	11,979	12,698	6.0%
Promotion & sales	2,188	1,971	-9.9%	4,252	4,124	-3.0%
General and administrative	1,888	1,809	-4.2%	3,620	3,843	6.2%
Depreciation and amortization	939	1,116	18.8%	1,859	2,191	17.9%
Impairment charge - assets held for sale	-	4,467		-	4,467
Operating Expenses	29,170	36,560	25.3%	55,467	69,747	25.7%
Income (loss) from operations	2,974	(5,508)	NM	5,903	(7,440)	NM
Non-Operating Income and (Expense)
Interest (expense)	(289)	(148)	-48.8%	(583)	(302)	-48.2%
Other income	85	(8)	NM	105	8	NM
Non-Operating Income and (Expense)	(204)	(156)	-23.5%	(478)	(294)	-38.5%
Income (loss) before taxes	2,770	(5,664)	NM	5,425	(7,734)	NM
Provision (benefit) for income taxes	1,044	(2,120)	NM	2,046	(2,903)	NM
Income (loss) before minority interest	1,726	(3,544)	NM	3,379	(4,831)	NM
Minority interest	(5)	-	NM	-	-	NM
Net income (loss)	$1,721	(3,544)	NM	$3,379	$(4,831)	NM

Operating Statistics. The following table sets forth our major operational statistics and the percentage-of-change for the three and six month periods ended June 30, 2007 and 2008.

	Three Months Ended June 30,		Percent	Year-to-Date Ended June 30,		Percent
	2007	2008	Change	2007	2008	Change
Operating Statistics (unaudited):
Available seat miles (000's) (1)	77,124	71,615	-7.1%	152,085	143,800	-5.4%
Revenue passenger miles (000's) (2)	49,531	39,275	-20.7%	94,840	80,606	-15.0%
Revenue passengers carried	251,311	196,797	-21.7%	480,540	404,299	-15.9%
Departures flown	18,544	17,303	-6.7%	36,621	34,805	-5.0%
Passenger load factor (3)	64.2%	54.8%	-14.6%	62.4%	56.1%	-10.1%
Average yield per revenue passenger mile (4)	$0.621	$0.703	13.2%	$0.616	$0.687	11.5%
Revenue per available seat miles (5)	$0.417	$0.427	2.6%	$0.401	$0.428	6.8%
Operating costs per available seat mile (6)	$0.365	$0.500	37.0%	$0.352	$0.472	34.0%
Average passenger fare (7)	$122.38	$140.32	14.7%	$121.56	$136.91	12.6%
Average passenger trip length (miles) (8)	197	200	1.3%	197	199	1.0%
Average fuel cost per gallon (incl taxes)	$2.31	$3.69	59.7%	$2.13	$3.33	56.3%

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

Net Income. The consolidated net loss for the second quarter of 2008 was $3.5 million compared to net income of $1.7 million for the comparable period last year, while the consolidated net loss for the six months ended June 30, 2008 was $4.8 million compared to net income of $3.4 million for the comparable period last year. These results were primarily due to the unprecedented rise in fuel prices in 2008 compared to last year, as well as the $4.5 million non-recurring impairment charge related to the sale of our fleet of eight Embraer aircraft that is expected to be completed by the end of September 2008.

Operating Income. The consolidated operating loss for the second quarter of 2008 was $5.5 million compared to operating income of $3.0 million for the comparable period last year. Similarly, the consolidated operating loss for the six months ended June 30, 2008 was $7.4 million compared to operating income of $5.9 million for the comparable period last year. The following table identifies the operating profit impact of each of our respective operating components.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2008	2007	2008
	(In thousands)		(In thousands)
Airline and charter	$3,812	$(4,572)	7,684	$(5,394)
Academy	24	123	(19)	(26)
Total income from operations	3,836	(4,449)	7,665	(5,420)
Less: General and administrative	862	1,059	1,762	2,020
Consolidated income (loss) from operations	$2,974	$(5,508)	$5,903	$(7,440)

Revenues. Consolidated revenue decreased 3.4% to $31.1 million for the three months ended June 30, 2008 from $32.1 million for the comparable period in 2007. The overall revenue decrease was due principally to a 10.2% decline in passenger revenue during the second quarter of 2008, which was largely offset by the inclusion of $1.5 million of charter revenue resulting from the consolidation of our Cuba charter business as a variable interest entity effective January 1, 2008. For the second quarter of 2007, only the pre-tax profit from the Cuba charter business was included as Charter and other revenue. The following table identifies the revenue contribution from each of our operating components.

	Three Months Ended June 30,		Percent	Six Months Ended June 30,		Percent
	2007	2008	Change	2007	2008	Change
Revenue	(In thousands)			(In thousands)
Airline passenger revenue	$30,756	$27,614	-10.2%	$58,413	$55,352	-5.2%
Charter and other revenue	1,376	2,985	116.9%	2,524	6,187	145.1%
Academy	1,050	874	-16.8%	1,839	1,798	-2.2%
Intercompany revenue elimination	(1,038)	(421)	-59.4%	(1,406)	(1,030)	-26.7%
Total Revenue	$32,144	$31,052	-3.4%	$61,370	$62,307	1.5%

Airline Passenger Revenue.  Airline passenger revenue decreased 10.2% for the three months ended June 30, 2008 from the comparable period in 2007.  This decrease was primarily attributable to a 21.7% decrease in the number of passengers carried, partially offset by a 14.1% increase in average fares.

We reduced our available seat mile capacity for the three months ended June 30, 2008 by 7.1% compared to the same period last year. While increased fares help to offset higher fuel prices, they also contributed to a decline in the number of passengers flown. Our average passenger fare increased during the second quarter of 2008 to $140.32 from $122.38 in the comparable period in 2007, in response to the rapid rise in fuel prices that occurred during the last twelve months.

Airline passenger revenue decreased 5.2% for the six months ended June 30, 2008 from the comparable period in 2007.  This decrease was primarily attributable to a 15.9% decrease in the number of passengers carried, partially offset by a 12.6% increase in average fares.  Our average passenger fare increased during the first half of 2008 to $136.91 from $121.56 in the comparable period in 2007.

We reduced our available seat mile capacity for the six months ended June 30, 2008 by 5.4% compared to the same period last year, while the number of passengers flown declined by 9.5% compared to the same period in 2007.

Charter, Cuba Operations and Other Revenue. Revenue from charter and other revenue increased 116.9% to $3.0 million for the second quarter of 2008 from $1.4 million in the comparable period in 2007. This overall increase was due primarily to a change in accounting treatment effective January 1, 2008 relating to the consolidation of the Cuba charter business as a variable interest entity. The change resulted in the inclusion of $2.0 million of revenue of our Cuba charter business. Conversely, for the second quarter of 2007, only the profit of $199,000 from the Cuba charter business was included as Revenue.  The same accounting treatment change led to an increase of 145.1% in charter and other revenue for the first half of 2008 to $6.2 million, from $2.5 million in the comparable period in 2007. Conversely, for the first half of 2007, only the profit of $370,000 from the Cuba charter business was included as Revenue.

Academy Revenue. Academy revenue decreased 16.8% and 2.2% for the three and six months ended June 30, 2008, respectively, from the comparable periods in 2007.  Most of the decrease related to a decline in intercompany revenue charged to the Airline for pilot training of flight crews, due to lower pilot attrition rates.

Airline Operating Expenses. As a result of the increasing significance of the Cuba charter business to our overall performance, we have consolidated the results of the Cuba charter business as a variable interest entity for the three and six  months ended June 30, 2008 pursuant to the requirements of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities. For the three and six  months ended June 30, 2008, gross revenue and operating expenses are included in the Consolidated Statement of Operations, and the operating profit of the Cuba charter business is included in consolidated net income. Conversely, for the three and six months ended June 30, 2007, the operating profit of the Cuba charter business was included as a component of Revenue, and gross revenue and operating expenses were excluded from the Statement of Operations.

Flight Operations. Major components of flight operations expense include salaries for pilots, flight attendants and other operations personnel, as well as pilot training expenses. Flight operations expenses increased 8.9% to $3.5 million for the second quarter of 2008 from $3.2 million for the comparable period of 2007.  For the first half of 2008, flight operations expenses increased 12.9% to $7.4 million from $6.5 million for the comparable period of 2007.  However, flight operations expenses for the second quarter and first half of 2008 included $410,000 and $956,000, respectively, of expenses resulting from the consolidation of our Cuba charter business as a variable interest entity. A similar expense is not included for the second quarter or first half of 2007.

Excluding the affect of the Cuba charter expenses, flight operations expenses for the second quarter of 2008 declined by $117,000, or 3.2% compared to the same quarter last year, while flight operations expenses for the first half of 2008 declined by $110,000, or 1.7% compared to the same period last year.  These reductions were due mostly to lower pilot training expenses.  An industry-wide pilot shortage existed for most of the past year and resulted in an abnormally high attrition rate for our pilots and increased pilot training expenses.  We are now experiencing an attrition rate that has returned to a more normal level.

Aircraft Fuel. Our average price for jet fuel for the second quarter of 2008 increased to $3.69 per gallon, an increase of  59.7% from the $2.31 per gallon price during the comparable period last year. As a result of the relentless rise in fuel prices for the past year, fuel increased as a percent of airline revenue to 36.4% during the second quarter of 2008 from 22.2% during the comparable period last year.

Aircraft Rent. Aircraft rent is related to the lease costs associated with our 27 Beech 1900D aircraft.

Maintenance and repair expense. Major components of maintenance and repair expense includes salaries and wages, repair parts and materials, and expenses incurred from third party service providers required to maintain our aircraft engines. Maintenance expense declined 5.0% to $6.0 million for the second quarter of 2008 from $6.3 million for the comparable period last year, due primarily to capacity reductions implemented during the quarter.

For the first half of 2008, maintenance expense increased 16.9% to $13.6 million from $11.6 million for the comparable period last year. Maintenance costs increased primarily as a result of increased material and repair costs associated with our Embraer fleet, a new engine overhaul contract for our Beechcraft 1900D fleet requiring higher hourly payments, increased employee turnover, higher hourly labor rates, and $466,000 of maintenance expense associated with the consolidation as a variable interest entity of our Cuba charter business for the first half of 2008.

Passenger Service. Major components of passenger service expense include ground handling services, airport counter and gate rentals, wages paid to airport employees, passenger liability insurance, security and miscellaneous passenger-related expenses. Passenger service expense declined 3.2% to $6.0 million for the second quarter of 2008 from $6.2 million for the same period last year, due to cost reductions implemented as part of our revised business plan. The cost reductions more than offset a $321,000 increase attributable to passenger service expense associated with the consolidation of our Cuba charter business as a variable interest entity for the second quarter of 2008.

For the first half of 2008, passenger service expense increased 3.2% to $12.7 million from $12.0 million for the same period last year, due primarily to a $683,000 increase attributable to passenger service expense associated with the consolidation of our Cuba charter business as a variable interest entity for the first half of 2008.

Promotion and Sales. Major components of promotion and sales expense include credit card commissions, travel agent commissions and reservation system fees.   Promotion and sales expense declined 9.9% to $2.0 million for the second quarter of 2008 from $2.2 million for the same period last year.    For the first half of 2008, promotion and sales expense decreased 3.0% to $4.1 million from $4.3 million for the same period last year. Most of these expense decreases were due primarily to the affect of capacity reductions compared to the same periods last year.

Depreciation and amortization expense. Depreciation and amortization expense increased to $1.1 and $2.2 million for the three and six months ended June 30, 2008, respectively, from $0.9 and $1.9 million for the comparable periods last year. These increases were primarily due to the additional depreciation resulting from the increased incidence during the past twelve months of capitalized engine overhaul events attributable to our fleet of Embraer aircraft.

General and Administrative and Academy Operating Expense. Our consolidated general and administrative expenses include the expenses of the Academy, as set forth in the following table.

	Three Months Ended June 30,		Percent	Six Months Ended June 30,		Percent
	2007	2008	Change	2007	2008	Change
	(In thousands)			(In thousands)
General and administrative expenses	$862	$1,058	22.7%	$1,762	$2,019	14.6%
Academy expenses	1,026	751	-26.8%	1,858	1,824	-1.8%
Consolidated general and administrative	$1,888	$1,809	-4.2%	$3,620	$3,843	6.2%

General and administrative expenses, excluding Academy expenses, increased 22.9% to $1.1 million for the second quarter of 2008 from $0.9 million for the same period last year. Most of this increase was attributable to public-company expenses, including accounting and legal expenses and directors fees.

Academy expenses decreased by 26.8% to $0.8 million for the second quarter of 2008 from $1.0 million for the same period last year due primarily to lower expenses associated with flight simulator rentals.

Non-Operating Income and Expense. Interest expense decreased for the three and six months ended June 30, 2008 compared to the same periods last year due to the redemption of $3.3 million of subordinated debt redeemed in December 2007 from proceeds of our initial public offering of common stock.

Income Taxes. The Company recognized a benefit for income taxes for the three and six months ended June 30, 2008 associated with its pre-tax loss for both periods. As of June 30, 2008, we have recognized net deferred tax assets of $4.4 million related primarily to recent net operating losses, which we believe we will utilize to offset pre-tax income beginning in 2009.

Liquidity And Capital Resources

Overview

Liquidity refers to the liquid financial assets available to fund our business operations and pay for near-term obligations. These liquid financial assets consist of cash as well as short-term investments. Our cash requirements have historically been satisfied through a combination of cash flow from operations and debt financings.

As of June 30, 2008, our cash and cash equivalents balance was $1.3 million, and we had a negative working capital of $10.0 million. During the first half of 2008, our cash position was negatively impacted by the continuing increase of jet fuel prices, as well as required engine overhauls for certain of our Embraer Brasilia aircraft, including the purchase of two aircraft engines for a cost approximating $1.3 million, in lieu of engine overhauls.

In order to assist in funding an expected liquidity shortfall during 2008, we initiated efforts during the first quarter of 2008 to sell our fleet of eight Embraer Brasilia aircraft. On June 26, 2008, we executed an agreement to sell seven of the aircraft, for a total purchase price of $11,650,000. Closings for four of the aircraft occurred on July 2 and July 17, 2008. The closings for the final three aircraft will occur between August 15 and September 30, 2008. The eighth aircraft is being sold to a separate party, and we expect to close that sale as of August 30, 2008. As a result of these sales, as well as the sale of Embraer parts and a spare engine, we expect to raise approximately $4.9 million of cash, after repayment of $7.2 million of existing bank debt. The principal balances and accrued interest related to these bank loans were repaid in full to Wachovia Bank on July 2, 2008 and to Irwin Union Bank on July 17, 2008.

In addition to the cash generated through our aircraft sales, we must secure additional capital in the short term.  On August 4, 2008, we executed a non-binding term sheet with a prospective lender for $5.1 million of secured debt financing, for a term of 36 months. The lender has begun its due diligence process and the parties are planning to close by the beginning of September.  This financing will be subject to the Company obtaining certain third party consents.

In the event that this proposed financing does not close, we will continue to pursue other financing alternatives. However, we can make no assurance that the proposed financing or any alternative financing will close, or that additional sources of capital will be available under terms acceptable to us, or at all.  If the proposed transaction is not consummated and we are unable to consummate another transaction to raise additional capital in the coming months, we will experience a significant liquidity shortage.

The following table summarizes key cash flow information for the six months ended June 30, 2007 and 2008.

	Six Months Ended June 30,
Cash Flow Data:	2007	2008
	(In thousands)
Cash Flow Provided by (used in):
Operating Activities	$5,434	$(1,002)
Investing Activities	(3,366)	(1,725)
Financing Activities	(658)	112
Net decrease in cash and cash equivalents	$1,410	$(2,615)

Operating activities.

Cash used in operating activities was $1.0 million for the first half of 2008 compared to $5.4 million provided by operating activities for the same period last year. Most of this year-to-year decline in cash flow from operations resulted from the decline in our net income compared to last year, which was significantly impacted during 2008 by substantial increases in jet fuel costs and increased maintenance expenses related primarily to our fleet of eight Embraer Brasilia aircraft.

Investing activities.

Cash used in investing activities was $1.7 million for the first half of 2008 compared to $3.4 million for the first half of 2007.  Cash used in investing activities for both periods was primarily related to capitalized engine overhauls for certain of our Embraer Brasilia aircraft, as well as the purchase of two engines for our Embraer aircraft in lieu of engine overhauls during the first half of 2008.

Financing activities.

Cash provided by financing activities for the first half of 2008 included $0.9 million of net proceeds from the sale to the underwriter of over-allotment shares associated with our initial public offering in December 2007, offset by debt repayments of $0.8 million. Cash used in financing activities in the comparable period of 2007 was due to repayments of debt.

Debt and Other Contractual Obligations

We have maintained a $750,000 revolving line of credit from Wachovia Bank, N.A. to assist in funding our cash requirements during our weakest seasonal period, which typically occurs between August and December each year. We accessed this line of credit for a total amount of $750,000 in September 2007, and it presently remains outstanding.  The line of credit, which was to expire on July 31, 2008, has been extended by Wachovia Bank to September 30, 2008.  Borrowings under the Wachovia credit line bear interest at a rate of LIBOR plus 2.75%.  There were no borrowings under this line as of June 30, 2007.  Our revolving credit agreement with Wachovia Bank, N.A. requires that we maintain a debt to EBITDA ratio of not more than 3.00 to 1.00, and that we maintain our primary depository account with Wachovia Bank, N.A.  For purposes of this loan agreement, EBITDA is defined as the sum of earnings before interest, taxes, depreciation and amortization. We were not in compliance with this financial covenant as of December 31, 2007.  On March 28, 2008, Wachovia Bank granted a waiver through July 31, 2008 with respect to non-compliance with this financial covenant, and the waiver and the term of the credit line was subsequently extended to September 30, 2008.

On March 22, 2007, we entered into a 5-year loan agreement with Wachovia Bank, comprised of two promissory notes in the aggregate principal amount of $1,750,000, to finance the acquisition and refurbishment of one Embraer Brasilia aircraft. The loan is payable in monthly principal installments of $12,687 and a final balloon payment of $1,045,000 in March 2012, and bears interest monthly, payable on the unpaid principal balance at the rate of LIBOR plus 2.75%. Our loan agreement with Wachovia Bank, N.A. requires that we maintain a funded debt to EBITDA ratio of not more than 3.00 to 1.00, a funds flow coverage ratio of greater than 1.75 to 1.00, and that we maintain our primary depository account with Wachovia Bank, N.A. On March 28, 2008, Wachovia Bank granted a waiver with respect to non-compliance with the funded debt to EBITDA and funds flow coverage ratios through July 31, 2008. The principal balances and accrued interest related to these bank loans were repaid in full to Wachovia Bank on July 2, 2008.

In December 2005, we entered into a term loan agreement with Irwin Union Bank pursuant to which we borrowed $8.6 million to refinance seven Embraer Brasilia aircraft, which we originally financed from the seller, Atlantic Southeast Airlines, Inc. (a subsidiary of SkyWest, Inc.).  This term loan bears interest at 6.95% per annum, and is payable in 59 equal installments of $145,000 per month, with a balloon payment of $1.88 million due in December 2010.  The term loan is secured by seven Embraer aircraft and is guaranteed by SkyWest, Inc. The term loan agreement requires that we maintain a fixed charge coverage ratio of greater than 1.00 to 1.00 of: (1) the sum of each of the four previous calendar quarters’ earnings before depreciation, interest, and operating lease expense, to (2) the sum of interest expense, operating leases and current maturities of long term debt. We were not in compliance with this financial covenant as of June 30, 2008. Upon demand of Irwin Union Bank, non-compliance with the financial covenant would represent an Event of Default under the term loan agreement.  As of the date of the filing of this quarterly report on Form 10-Q, no such demand has been made on us. The principal balances and accrued interest related to these bank loans were repaid in full to Irwin Union Bank on July 17, 2008.

On June 26, 2008, Gulfstream International Airlines, Inc. (the “Airline”), a subsidiary of Gulfstream International Group, Inc., entered into an Aircraft Purchase and Sale Agreement (the “Agreement”) with Pimegal Consultants Ltd. (“Pimegal”).  Pursuant to the Agreement, Pimegal will purchase seven of the Airline’s total of eight Embraer EMB-120ER aircraft for a total purchase price of $11,650,000. The eighth aircraft is being sold to a separate party, and we expect to close that sale as of August 31, 2008.

Closings for four of the aircraft delivered to Pimegal, which served as collateral for loans payable by us to Irwin Union Bank and Wachovia Bank, occurred on July 2 and July 17, 2008.  The principal balances and accrued interest related to these bank loans were repaid in full to Wachovia Bank on July 2, 2008 and to Irwin Union Bank on July 17, 2008.

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

Item 4. Controls and Procedures.

(a) Evaluation of disclosure controls and procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of  June 30, 2008.  In designing and evaluating the disclosure controls and procedures,  management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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

Item 1A. Risk Factors.

Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the Year Ended December 31, 2007 includes a detailed discussion of risks and uncertainties which could adversely affect our future results. There were no material changes during the quarter ended June 30, 2008 to the risk factors in our Annual Report on Form 10-K for the Year Ended December 31, 2007.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

The Annual Meeting of Stockholders of Gulfstream International Group, Inc. was held on June 9, 2008. At the meeting the Stockholders were asked to elect six directors for one-year terms expiring at the conclusion of the Company’s 2009 annual meeting. The vote with respect to each nominee was as follows:

Nominee	For	Against
Thomas A. McFall	1,529,678	19,500
David F. Hackett	1,540,078	9,100
Gary P. Arnold	1,539,178	10,000
Douglas E. Hailey	1,540,178	9,000
Barry S. Lutin	1,540,178	9,000
Richard R. Schreiber	1,540,178	9,000

Item 5. Other Information.

None

Item 6. Exhibits.

Exhibit No.	Exhibit
10.1	Aircraft Purchase and Sale Agreement dated June 26, 2008 between the Company and Pimegal Consultants Ltd.
31.1	Certification Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Gulfstream International Group, Inc.

By:	/s/ Robert M. Brown
Robert M. Brown
Chief Financial Officer

Date: August 14, 2008