Form 10-Q
period 2008-09-30
GULFSTREAM INTERNATIONAL GROUP INC
filed 2008-11-14
CIK 1405419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

✓ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: September 30, 2008
or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the transition period from: _____________ to _____________

Commission File Number: 001-33884

———————

GULFSTREAM INTERNATIONAL GROUP, INC.

 (Exact name of registrant as specified in its charter)

———————

Delaware	20-3973956
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

3201 Griffin Road, 4th Floor, Fort Lauderdale, Florida 33312

 (Address of Principal Executive Office) (Zip Code)

(954) 985-1500

 (Registrant’s telephone number, including area code)

———————

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was

required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.		✓ Yes		No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer		Accelerated filer
Non-accelerated filer	(Do not check if a smaller	Smaller reporting company	✓
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
		Yes	✓	No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common stock outstanding at November 14, 2008: 2,959,600 shares.

 Gulfstream International Group, Inc.

Quarterly Report On Form 10-Q

Table of Contents

PART I – FINANCIAL INFORMATION

PAGE

Item 1.     Financial Statements.

1

Consolidated Balance Sheets

Consolidated Statements Of Operations

2

Consolidated Statements Of Stockholders' Equity

3

Consolidated Statements Of Cash Flows

4

Notes To Consolidated Financial Statements

5

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations.

12

Item 3.      Quantitative and Qualitative Disclosures About Market Risk.

21

Item 4.      Controls and Procedures.

21

PART II - OTHER INFORMATION

Item 1.      Legal Proceedings.

22

Item 1A.   Risk Factors.

22

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds.

23

Item 3.      Defaults Upon Senior Securities.

23

Item 4.      Submission of Matters to a Vote of Security Holders.

23

Item 5.      Other Information.

23

Item 6.      Exhibits.

23

SIGNATURES

25

PART I—FINANCIAL INFORMATION

Item 1.

Financial Statements.

GULFSTREAM INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31,	September 30,
	2007	2008
		(Unaudited)
Assets
Cash and cash equivalents	$3,938	$3,489
Accounts receivable, net	2,910	3,117
Due from related entity	640	––
Expendable parts	1,951	1,515
Prepaid expenses	539	463
Total Current Assets	9,978	8,584
Property and Equipment
Flight equipment	23,855	3,562
Other property and equipment	1,533	1,678
Less - accumulated depreciation	(5,390)	(1,883)
Property and Equipment, net	19,998	3,357
Intangible assets, net	4,053	3,847
Goodwill	2,703	2,703
Deferred tax assets	1,509	4,854
Other assets	1,180	1,826
Total Assets	$39,421	$25,171
Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable and accrued expenses	$15,869	$13,106
Long-term debt - current portion	2,268	6
Senior debentures - current portion, net of discount and issue costs of $0 and $976, respectively	––	465
Engine return liability - current portion	3,300	3,355
Air traffic liability	1,270	1,254
Deferred tuition revenue	408	415
Total Current Liabilities	23,115	18,601
Long-term Liabilities
Long-term debt, net of current portion	6,415	––
Senior debentures, net of current portion and debt issuance costs of $0 and $1,545, respectively	––	2,114
Subordinated debenture, net of debt issuance costs of $0 and $149, respectively	––	851
Engine return liability, net of current portion	490	––
Warrant liability	––	2,168
Total Liabilities	30,020	23,734
Commitments and Contingencies
Stockholders' Equity
Common stock	28	30
Additional paid-in capital	12,234	13,129
Common stock warrants	61	252
Accumulated deficit	(2,922)	(11,831)
Accumulated other comprehensive loss	––	(143)
Total Stockholders' Equity	9,401	1,437
Total Liabilities & Stockholders' Equity	$39,421	$25,171

The accompanying notes are an integral part of these consolidated financial statements.

GULFSTREAM INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2008	2007	2008
Operating Revenues
Passenger revenue	$23,319	$16,754	$81,732	$72,105
Academy, charter and other revenue	1,986	4,312	4,943	11,268
Total Operating Revenues	25,305	21,066	86,675	83,373

Operating Expenses
Flight operations	3,318	2,824	9,859	10,211
Aircraft fuel	6,437	7,083	18,882	25,332
Maintenance	6,226	5,317	17,816	18,870
Passenger and traffic service	5,845	4,898	17,824	17,595
Aircraft rent	1,590	1,468	4,771	4,701
Promotion and sales	1,725	1,463	5,977	5,588
General and administrative	1,690	1,655	5,310	5,499
Depreciation and amortization	943	280	2,802	2,472
Loss on disposal of equipment	––	496	––	4,963
Total Operating Expenses	27,774	25,484	83,241	95,231

Operating income (loss)	(2,469)	(4,418)	3,434	(11,858)

Non-operating (expense) income
Interest expense	(300)	(104)	(883)	(406)
Interest Income	––	14	––	34
Other income (expense)	50	(11)	155	(23)
Total non-operating (expense) income	(250)	(101)	(728)	(395)

Income (loss) before provision for income taxes	(2,719)	(4,519)	2,706	(12,253)
Income tax provision (benefit)	(1,020)	(441)	1,026	(3,344)

Net income (loss)	$(1,699)	$(4,078)	$1,680	$(8,909)
Net income (loss) per share:
Basic	$(0.83)	$(1.38)	$0.83	$(3.01)
Diluted	$(0.83)	$(1.38)	$0.72	$(3.01)
Shares used in calculating net income per share:
Basic and diluted	2,039	2,959	2,035	2,956

The accompanying notes are an integral part of these consolidated financial statements.

GULFSTREAM INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Nine Months Ended September 30, 2007 and 2008
(In thousands)
(Unaudited)

	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Common Stock Warrants	Accumulated Other Comprehensive Loss	Retained Earnings (Deficit)	Total

Balance December 31, 2006	2,029	$20	$7,755	$61	$––	$184	$8,020
Net income	––	––	––	––	––	1,680	1,680
Issuance of common stock to Company Director	10	––	50	––	––	––	50
Share based compensation		––	126	––	––	––	126
Balance September 30, 2007	2,039	$20	$7,931	$61	$––	$1,864	$9,876

Balance December 31, 2007	2,839	$28	$12,234	$61	$––	$(2,922)	$9,401
Net loss	––	––	––	––		(8,909)	(8,909)
Other comprehensive loss
Change in fair value of fuel hedge contracts					(143)
Amount reclassified to earnings					––
					(143)		(143)
Total comprehensive loss							(9,052)
Issuance of common stock upon exercise by underwriter of overallotment option	120	2	857	––	––	––	859
Share based compensation	––	––	38	––	––	––	38
Issuance of warrants to debenture holders	––	––	––	191	––	––	191
Balance September 30, 2008	2,959	$30	$13,129	$252	$(143)	$(11,831)	$1,437

The accompanying notes are an integral part of these consolidated financial statements.

GULFSTREAM INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months Ended September 30, 2007 and 2008
(In thousands)
(Unaudited)
	Nine Months Ended September 30,
	2007	2008
Cash Flows From Operating Activities:
Net income (loss)	$1,680	$(8,909)
Adjustment to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Loss on disposal of equipment	––	4,963
Depreciation and amortization	2,996	2,594
Deferred income tax provision	674	(3,344)
Share-based compensation	126	38
Write-off of unamortized overhaul costs	153	573
Loss on derivative liability	––	8
Minority interest	(5)	––
Changes in operating assets and liabilities:
Decrease (increase) in receivables	1,718	(206)
Decrease (increase) in expendable parts	(620)	(624)
Decrease (increase) in prepaid expense	265	76
Decrease (increase) in due from affiliates	(128)	640
Decrease (increase) in other assets	(674)	(57)
Increase (decrease) in accounts payable and accrued expenses	615	(2,906)
Increase (decrease) in deferred revenue and refundable deposits	136	(9)
Increase (decrease) in engine return liability	(1,594)	(435)
Net cash provided by (used in) operating activities	5,342	(7,598)
Cash Flows From Investing Activities:
Acquisition of property and equipment	(5,027)	(2,448)
Proceeds from sale of equipment	––	12,365
Net cash provided by (used in) investing activities	(5,027)	9,917
Cash Flows From Financing Activities:
Proceeds from borrowings	750	6,100
Proceeds from issuance of common stock	––	858
Repayments of debts	(990)	(9,027)
Payment of debt issuance costs	––	(699)
Proceeds from issuance of common stock	50	––
Net cash provided by (used in) financing activities	(190)	(2,768)
Net increase (decrease) in cash and cash equivalents	125	(449)
Cash, beginning of period	3,143	3,938
Cash, end of period	$3,268	$3,489
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$688	$330
Cash paid during the period for income taxes	$––	$––
Supplemental disclosure of non-cash investing and financing activities:
(1) On March 22, 2007, the Company issued a promissory note for $1,150 for the acquisition of an EMB-120 aircraft
(2) In connection with the issuance of the debentures in September 2008, the Company issued warrants valued at $2,351

The accompanying notes are an integral part of these consolidated financial statements.

GULFSTREAM INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2008 and 2007

(1)  Basis of Presentation

Gulfstream International Group, Inc. (“Gulfstream” or the “Company”) was incorporated in Delaware in December 2005 as Gulfstream Acquisition Group, Inc., and changed its name to Gulfstream International Group, Inc. on June 13, 2007.  The Company was formed for the purpose of acquiring Gulfstream International Airlines, Inc. (“GIA” or “Airline”), a wholly-owned subsidiary of G-Air Holdings Corp., Inc. (“G-Air”), and Gulfstream Training Academy, Inc. (“GTA” or “Academy”), collectively referred to as the “Company.”  On March 14, 2006, the Company closed the sale of its equity and debt securities and acquired 89.2% of the stock of G-Air and 100% of the stock of GTA.  During 2006 and 2007, the Company acquired the remaining shares of G-Air.

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

The Company has recently re-evaluated the applicability of FIN 46 to its results of operations for periods after January 1,  2008. As a result of the increasing significance of the Cuba charter business to our overall performance, we have consolidated the results of the Cuba charter business as a variable interest entity effective January 1, 2008.

All intercompany accounts and transactions have been eliminated in the consolidated financial statements. Certain amounts in prior periods presented have been reclassified to conform to the current period financial statement presentation. These reclassifications have no effect on previously reported net income.

The accompanying consolidated financial statements have been prepared by the Company, without an audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures, normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the United States, have been condensed or omitted pursuant to those rules and regulations.  However, the Company believes that the disclosures made are adequate to make the information presented not misleading when read in conjunction with the audited financial statements and notes thereto included in Gulfstream’s Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission on April 14, 2008.  Management believes that the financial statements contain all adjustments necessary for a fair statement of the results for the interim periods presented.  The results of operations for the interim periods are not necessarily indicative of the results for the entire fiscal year. The December 31, 2007 consolidated balance sheet was derived from audited financial statements but does not include disclosures required by accounting principles generally accepted in the United States of America.

(2) Current Developments

In order to fund our anticipated liquidity shortfall during the second half of 2008, we initiated efforts during the first quarter of 2008 to sell available assets, raise additional capital, and restructure certain past-due creditor obligations. During the third quarter of 2008, we completed the sale of our fleet of eight Embraer Brasilia aircraft. As a result of these sales, we raised cash of approximately $5.1 million, net of expenses and the repayment of $7.2 million of existing bank debt. We also secured additional capital during the third quarter through the issuance of a $5.1 million senior secured debenture to an institutional lender, as well as the issuance of a $1.0 million unsecured debenture to an entity in which members of the Board of Directors of the Company own a minority interest. The net proceeds from these debt financings were $4.9 million and were used to repay $754,000 of principal and interest outstanding under the Company’s revolving credit line, with the balance being used for general corporate purposes.

The final step to improving our liquidity involves restructuring over $6.0 million in creditor obligations owed primarily to our principal aircraft lessor and engine maintenance vendor. The proposed restructuring plan obligates us to allocate our free cash flow projected for 2009 and thereafter to the repayment of past-due obligations among the creditors in proportions that are acceptable to all parties. If we do not complete this multiple-party restructuring, our aircraft lessor may place us in default with respect to our aircraft leases and demand return of the aircraft, or our engine maintenance vendor may withhold further engine maintenance services. If the proposed restructuring of our creditor obligations is not completed, we would experience an immediate and significant liquidity shortfall, and may be unable to continue operating.

 (3)  New Accounting Pronouncements

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

(4)  Sale of Aircraft

On June 26, 2008, the Airline entered into an Aircraft Purchase and Sale Agreement (the “Agreement”) with Pimegal Consultants Ltd. (“Pimegal”). Pursuant to the Agreement, Pimegal purchased seven of the Airline’s total of eight Embraer EMB-120ER aircraft, including the two Pratt & Whitney PW118 engines currently installed on each aircraft, for a total purchase price of $11,650,000. Six of the aircraft were sold during the quarter ended September 30, 2008, and the seventh aircraft was sold on October 6, 2008. The eighth aircraft was sold to a separate party on September 18, 2008. As a result of these transactions, the Company recognized a loss of $5.0 million for the period ended September 30, 2008.

The seven aircraft sold to Pimegal served as collateral for loans payable by the Airline to Irwin Union Bank and Wachovia Bank. The principal balances and accrued interest related to these bank loans were repaid in full during July 2008.

 (5)  Fuel Hedge

The Company is a party to derivative instruments for the purpose of hedging the risks of increases in jet fuel prices through February 2009 covering approximately 20% of its estimated fuel usage. These fuel hedge contracts were established effective September 1, 2008 as a requirement by the lender pursuant to the Securities Purchase Agreement for the issuance of the Senior Debentures. See Note (6).

These derivative contracts qualify as cash flow hedging instruments and are reported on the balance sheet at their fair value. The gain or loss on the effective portion of the hedge is reported as a component of Other Comprehensive Income.  Amounts included in Accumulated Other Comprehensive Loss are reclassified into net earnings in the same period in which the hedged fuel is purchased.

At September 30, 2008, the Company recognized unrealized losses of $143,000 on outstanding fuel hedge contracts and included such amount in Accumulated Other Comprehensive Loss.  This amount is reported in the stockholders’ equity section of the Consolidated Balance Sheet.  The Company recognized a loss on settled hedges of $3,000 during the three months ended September 30, 2008.  At September 30, 2008, the Company had outstanding fuel hedge contracts encompassing 378,000 gallons of jet fuel through February 2009 at a fixed price of $3.37 per gallon. The average market price of the fuel index underlying our fuel hedge contracts as of November 10, 2008 ranged from $2.02 to $2.10, and the unrealized loss on the open contracts as of that date amounted to $483,816.

 (6)  Long-Term Debt

On September 19, 2008, the Company raised gross proceeds of $5,100,000 from the issuance of a secured original issue discount debenture (the “Senior Debenture”) and warrants to purchase shares of the Company’s common stock (the “Senior Warrants”).  The transaction was effected pursuant to a Securities Purchase Agreement (the "Agreement") between the Company and the lender.  The Company received net proceeds of $3,132,000, which will be used for general corporate purposes, after the payments of the principal and interest outstanding under the Company’s revolving credit line, debt discount and transaction expenses.  The first two principal payments totaling $200,000 (the "Holdback Amount") were withheld from the proceeds received.  The net proceeds were as follows:

Debentures – face value	$5,100,000
Debt discount	(350,000)
Debt repayment	(754,000)
Transaction expenses	(664,000)
3,332,000
Holdback amount	(200,000)
Net proceeds	$3,132,000

Significant terms under the Agreement include the following:

1.

The Senior Debenture bears interest at the higher of prime plus 4% or 11%.

2.

Principal and interest is payable monthly over a 36 month term.  The maturity date of the Agreement and Senior Debenture is September 19, 2011.

3.

The Senior Debenture is secured by the Company’s assets and guaranteed by its subsidiaries.

4.

The Company may prepay all or any portion of the balance due together with a payment equal to 5% of the amount being prepaid.

5.

The Company must maintain certain quarterly EBITDA requirements as defined in the Agreement.

6.

The Company was required to provide a minimum fuel hedge for a time period of no less than six months equivalent to the product of 20% of the forecasted monthly fuel usage (in gallons) times the number of months utilized in the contract.

7.

The Senior Debenture contains Events of Default, which if not waived by the lender, would entitle the lender to accelerate the due date of the Senior Debenture.

On September 30, 2008, we were in violation of the covenant to maintain a minimum monthly accounts receivable balance of $3.5 million, with an accounts receivable balance on such date of $3.1 million.  Shelter Island Opportunity Fund, LLC, the holder of the Senior Debenture, granted a one-time waiver with respect to non-compliance with this financial covenant.

In connection with the issuance of the Senior Debenture, the Company issued warrants (the “Senior Warrants”) to purchase 578,870 shares of the Company’s common stock at an aggregate purchase price of $1,000.  The Senior Warrants expire in September 2014.  The Senior Warrants are subject to anti-dilution adjustment for future issuances of common stock at an equity valuation of the Company less than $5.0 million. The anti-dilution adjustment, if triggered, is designed to maintain the percentage interest in the Company represented by the 578,870 shares at the closing date.   In connection with this transaction, the Company agreed to repurchase, in whole or in part, the shares of common stock underlying the Senior Warrants at a total price of $3,000,000, or $5.18 per share.  This option is exercisable from and after the earlier of (i) the repayment in full of all amounts owed by the Company under the Senior Debenture or (ii) September 19, 2011.  See Note (7). The fair value of the Senior Warrants of $2,168,000 at the time of issuance was determined based on the present value of the Company’s guaranteed repurchase price of $3,000,000 for the shares of stock underlying the Senior Warrants.

For financial reporting purposes, the Company recorded a discount of $2,201,000 to reflect the value of the warrants issued and $350,000 to reflect the original issue discount.  In addition, the Company incurred finder’s fees and other related fees and expenses in connection with this transaction totaling $664,000.

In addition, the Company issued a warrant to the placement agent for the Senior Debenture transaction (the “Agent Warrant”) to purchase 118,750 shares of the Company’s common stock at an exercise  price of  $3.20 per share.  The Agent Warrant expires on the third anniversary of the transaction closing date.  The Agent Warrant is subject to anti-dilution adjustment to the exercise price for future issuances of common stock at a price that is less than the $3.20 exercise price of this warrant.  The fair value of the Agent Warrant of $41,000 was based on the Black-Scholes model.

On September 16, 2008, the Company issued a $1,000,000 12% junior subordinated debenture (the “Junior Debenture”) and a warrant to purchase up to 225,000 shares of the Company’s common stock (the “Junior warrant”) to an entity in which members of the Board of Directors of the Company own a minority interest.  The Junior Debenture is payable in a lump sum payment due at maturity on November 16, 2011.  Interest is payable at $50,000 annually plus excess interest accrued but unpaid is due at the end of the 24th and 36th month and at maturity.  At the option of the holder, the Junior Debenture may be converted into shares of the Company’s common stock at a conversion price of $3.00 per share.

The Junior Warrant is exercisable through September 16, 2014 at an exercise price of $3.20 per share.  Upon conversion of the Junior Debenture, the number of shares issuable under the Junior Warrant will decrease by 58,333.  The Junior Warrant is subject to anti-dilution adjustment for certain future issuances or deemed issuances of common stock at a price per share of less than $3.20.

The value assigned to the Junior Warrant issued in the amount of $150,000 was based on its fair value.  The fair value was based on the Black-Scholes model.

For financial reporting purposes, the Company recorded a discount of $150,000 to reflect the value of the Junior Warrant issued.  Transaction related fees and expenses totaling $35,000 have been deferred.  The discount and deferred debt costs are being amortized over the 38 month term of the Junior Debenture.

(7) Warrant Liability

As described above, the Company issued Senior Warrants in connection with the issuance of the Senior Debenture.  The Senior Warrants may be required to be repurchased by the Company for $3,000,000 at the option of the holder.  Pursuant to SFAS No. 150, “Accounting for Certain Financial instruments with Characteristics of both Liabilities and Equity,” the Company classified these warrants as a liability and recorded an initial value of $2,160,000.  The warrant liability is revalued at the end of each reporting period with the change in value reported on the statement of operations.

 (8)  Earnings Per Share

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

The computation of per share earnings for the three and nine months ended September 30, 2007 and 2008 is as follows and includes the effect of warrants issued by the Airline (in thousands, except per share data):

	Three months Ended September 30,		Nine months Ended September 30,
	2007	2008	2007	2008
Net income (loss)	$(1699)	$(4078)	$1,680	$(8909)
Effect of GIA warrants	––	––	(208)	––
Net income (loss) — diluted	$(1699)	$(4078)	$1,472	$(8909)
Weighted average of shares outstanding — basic	2,039	2,959	2,035	2,956
Weighted average of shares outstanding — diluted	2,039	2,959	2,035	2,956
Earnings (loss) per common share:
Basic	$(0.83)	$(1.38)	$0.83	$(3.01)
Diluted	$(0.83)	$(1.38)	$0.72	$(3.01)
The effect on net income of the GIA warrants is calculated in accordance with SFAS No. 128 “Earnings per Share”, paragraph 62(a) as follows (in thousands, except per share data):

	Three months Ended September 30,		Nine months Ended September 30,

	2007	2008	2007	2008
Earnings Per Share of GIA:
Net income (loss)	$(1630)	$(3778)	$2,012	$(8665)
Add: management fees charged by the Parent	90	––	270	97
Adjusted net income (loss)	$(1540)	$(3,778)	$2,282	$(8,568)
Basic weighted average shares	19,575	19,575	19,575	19,575
Dilutive effect of warrants	–– (1)	–– (1)	1,958	–– (1)
Diluted weighted average shares	19,575	19,575	21,533	19,575
Earnings per common share:
Basic	$(0.08)	$(0.19)	$0.12	$(0.44)
Diluted	$(0.08)	$(0.19)	$0.11	$(0.44)
Effect on Net Income of GIA Warrants:
Proportionate share of GIA income (loss) included in basic earnings per share (2)	$(1540)	$(3778)	$2,282	$(8568)
Proportionate share of GIA income (loss) included in diluted earnings per share (3)	(1,540)	(3,778)	2,074	(8,568)
Difference	$––	$––	$208	$––

(1) — For the periods indicated above, there were 1,958 warrants that have been excluded from the GIA weighted average shares outstanding because the effect on earnings (loss) per share would have been anti-dilutive.

(2) — Calculated as the number of GIA outstanding shares times GIA basic earnings per share
(3) — Calculated as the number of GIA outstanding shares times GIA diluted earnings per share

For the three and nine months ended September 30, 2008, 1,576,617 shares attributable to options, warrants and convertible debt were excluded from the calculation of earnings per share, because their effect would be anti-dilutive or because their exercise prices exceeded the average market price of the Company's common stock for the periods.  For the three and nine months ended September 30, 2007, 210,324 shares attributable to options and warrants were excluded from the calculation of earnings per share, because their effect would be anti-dilutive.

(9)  Segments

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

Financial information for the three-month and nine-month periods ended September 30, 2007 and 2008 by business segment is as follows (in thousands):

	Airline and	Flight		Intercompany
Three months ended September 30, 2007	Charter	Academy	Parent	Eliminations	Total
Operating revenues	$24,903	$947	$90	$(635)	$25,305
Operating expenses	27,394	930	85	(635)	$27,774
Income (loss) from operations	$(2,491)	$17	$5	$––	$(2,469)
Net income (loss)	$(2,633)	$38	$896	$––	$(1,699)
Depreciation and amortization	$940	$3	$––	$––	$943
Interest expense	171	––	129	––	300
Interest income	––	––	––	––	––
Income tax expense (benefit)	––	––	(1,020)	––	(1,020)
Capital expenditures	1,657	4	––	––	1,661
Total assets	31,771	7,984	11,455	(12,298)	38,912

	Airline and	Flight		Intercompany
Three months ended September 30, 2008	Charter	Academy	Parent	Eliminations	Total
Operating revenues	$20,852	$570	$––	$(356)	$21,066
Operating expenses	25,038	700	102	(356)	25,484
Loss from Operations	$(4,186)	$(130)	$(102)	$––	$(4,418)
Net income (loss)	$(4,231)	$(116)	$269	$––	$(4,078)
Depreciation and amortization	$277	$3	$––	$––	$280
Interest expense	50	––	54	––	104
Interest income	14	––	––	––	14
Income tax expense (benefit)	––	––	(441)	––	(441)
Capital expenditures	125	4	––	––	129
Total assets	11,619	5,584	20,818	(12,850)	25,171

	Airline and	Flight		Intercompany
Nine months ended September 30, 2007	Charter	Academy	Parent	Eliminations	Total
Operating revenues	$85,841	$2,786	$270	$(2,222)	$86,675
Operating expenses	82,344	2,794	325	(2,222)	$83,241
Income (loss) from operations	$3,497	$(8)	$(55)	$––	$3,434
Net income (loss)	$3,087	$58	$(1,465)	$––	$1,680
Depreciation and amortization	$2,793	$9	$––	$––	$2,802
Interest expense	499	––	384	––	883
Interest income	––	––	––	––	––
Income tax expense	––	––	1,026	––	1,026
Capital expenditures	4,995	32	––	––	5,027
Total assets	31,771	7,984	11,455	(12,298)	38,912

	Airline and	Flight		Intercompany
Nine months ended September 30, 2008	Charter	Academy	Parent	Eliminations	Total
Operating revenues	$82,389	$2,368	$97	$(1,481)	$83,373
Operating expenses	93,845	2,529	338	(1,481)	95,231
Loss from Operations	$(11,456)	$(161)	$(241)	$––	$(11,858)
Net income (loss)	$(11,836)	$(106)	$3,033	$––	$(8,909)
Depreciation and amortization	$2,463	$9	$––	$––	$2,472
Interest expense	351	––	55	––	406
Interest income	34	––	––	––	34
Income tax expense (benefit)	––	––	(3,344)	––	(3,344)
Capital expenditures	2,440	8	––	––	2,448
Total assets	11,619	5,584	20,818	(12,850)	25,171

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

These statements, in addition to statements made in conjunction with the words “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate” and similar expressions, are forward-looking statements. These statements relate to future events or our future financial performance and only reflect management’s expectations and estimates. You should read this Form 10-Q completely and with the understanding that our results may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements. We undertake no duty to update these forward-looking statements after the date of this Form 10-Q, even though our situation may change in the future. The following is a list of factors, among others, that could cause actual results to differ materially from the forward-looking statements:

•

changing external competitive, business, budgeting, fuel supply and cost, weather or economic conditions;

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

Our most significant market opportunity relates to the fact that we currently operate in and have targeted future expansion in unserved and underserved short haul markets, which is a growing opportunity for two principal reasons. Many smaller markets are being abandoned by major carriers, as they shift their focus increasingly to international markets and reduce capacity in domestic markets and hubs in response to higher fuel costs and a weakening economy. In addition, many smaller markets are also being abandoned by regional airlines, as they continue to gravitate toward larger jet aircraft in the 70-100 seat range, and away from smaller regional jets and turboprop aircraft. As a result, we will continue to seek opportunities to grow in the expanding number of smaller underserved or unserved markets that are suitable for our fleet of small-capacity aircraft.

Our most significant challenges relate to:

•

unprecedented increases and volatility in the price of aircraft fuel; and

•

securing cost-effective maintenance resources as the average age of our aircraft fleet increases.

Current Developments

The third quarter of 2008 included the following significant developments:

•

We reduced our flight capacity (available seat miles) by 39.9% compared to the same quarter last year, due primarily to the sale of our fleet of eight Embraer aircraft and the restructure of our route network;

•

In August 2008, we restructured our route network and eliminated city pairs that were no longer profitable in the current high fuel price environment;

•

We redeployed certain assets to profitable routes by initiating service on September 3, 2008 between Continental’s Cleveland hub and five smaller cities in Pennsylvania and West Virginia in conjunction with Essential Air Service routes awarded by the Department of Transportation;

•

We increased our average ticket prices during the third quarter by 18.9% to help offset the rising price of jet fuel; and

•

We implemented certain capacity-related and structural cost reductions throughout the organization.

The third quarter of 2008 was very much a transition quarter for the Company as we implemented a revised business plan in response to rising fuel prices and a weakening economy. The quarter was primarily characterized by an immediate and substantial reduction in capacity and a corresponding decrease in operating costs. The rate of overall cost reductions during the quarter was not as immediate as our capacity and related revenue reductions, because of the complexities and delays associated with implementing extensive schedule changes and related staff reductions and retraining. As a result, our unit revenue (revenue per available seat mile) increased 39.2% compared to the same period last year, while unit operating cost (cost per available seat mile) increased by 53.5%. Our unit operating costs during the quarter included a 72% rise in fuel prices to an average of $3.98 per gallon for the third quarter this year from $2.31 per gallon for the same period last year.

In order to fund our anticipated liquidity shortfall during the second half of 2008, we initiated efforts during the first quarter of 2008 to sell available assets, raise additional capital, and restructure certain past-due creditor obligations. During the third quarter of 2008, we completed the sale of our fleet of eight Embraer Brasilia aircraft. As a result of these sales, we raised cash of approximately $5.1 million, net of expenses and the repayment of $7.2 million of existing bank debt. We also secured additional capital during the third quarter through the issuance of a $5.1 million senior secured debenture to an institutional lender, as well as the issuance of a $1.0 million unsecured debenture to an entity owned by a majority stockholder and members of the Board of Directors of the Company. The net proceeds from these debt financings were $4.9 million and were used to repay $754,000 of principal and interest outstanding under the Company’s revolving credit line, with the balance being used for general corporate purposes.

The final stage to improve our liquidity involves the restructuring of over $6.0 million in creditor obligations owed primarily to our principal aircraft lessor and engine maintenance vendor. The restructuring plan proposed by our aircraft lessor obligates the Company to allocate its free cash flow projected for 2009 and thereafter to the repayment of past-due obligations among the creditors in proportions that are acceptable to all parties. If we do not complete this multiple-party restructuring, our aircraft lessor may place us in default with respect to our aircraft leases and demand return of the aircraft, or our engine maintenance vendor may withhold further engine maintenance services. If the proposed restructuring of our creditor obligations is not completed, we would experience an immediate and significant liquidity shortfall, and may be unable to continue operating.

Results of Operations

Comparative Results for the Three-Month and Nine-Month Periods Ended September 30, 2007 and 2008

As a result of the increasing significance of the Cuba charter business to our overall performance, we have consolidated the results of the Cuba charter business as a variable interest entity for the three and nine months ended September 30, 2008 pursuant to the requirements of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities. For the three and nine months ended September 30, 2008, gross revenue and operating expenses are included in the Consolidated Statement of Operations, and the operating profit of the Cuba charter business is included in consolidated net income. Conversely, for the three and nine months ended September 30, 2007, the operating profit of the Cuba charter business was included as a component of Revenue, and gross revenue and operating expenses were excluded from the Statement of Operations.

The following table sets forth our financial results (unaudited) for the three and nine month periods ended September 30, 2007 and 2008.

	Three Months Ended September 30,		Percent	Nine Months Ended September 30,		Percent
	2007	2008	Change	2007	2008	Change
	(In thousands)			(In thousands)
Revenue
Airline passenger revenue	$23,319	$16,754	-28.2%	$81,732	$72,105	-11.8%
Academy, charter and other revenue	1,986	4,312	117.1%	4,943	11,268	128.0%
Total Revenue	25,305	21,066	-16.8%	86,675	83,373	-3.8%
Operating Expenses
Flight operations	3,318	2,824	-14.9%	9,859	10,211	3.6%
Aircraft fuel	6,437	7,083	10.0%	18,882	25,332	34.2%
Aircraft rent	1,590	1,468	-7.7%	4,771	4,701	-1.5%
Maintenance	6,226	5,317	-14.6%	17,816	18,870	5.9%
Passenger service	5,845	4,898	-16.2%	17,824	17,595	-1.3%
Promotion & sales	1,725	1,463	-15.2%	5,977	5,588	-6.5%
General and administrative	1,690	1,655	-2.1%	5,310	5,499	3.6%
Depreciation and amortization	943	280	-70.3%	2,802	2,472	-11.8%
Loss on disposal of equipment	––	496		––	4,963
Operating Expenses	27,774	25,484	-8.2%	83,241	95,231	14.4%
Income (loss) from operations	(2,469)	(4,418)	78.9%	3,434	(11,858)	NM
Non-Operating Income and (Expense)
Interest (expense)	(300)	(104)	-65.3%	(883)	(406)	-54.0%
Other income	50	3	NM	155	11	NM
Non-Operating Income and (Expense)	(250)	(101)	-59.6%	(728)	(395)	-45.7%
Income (loss) before taxes	(2,719)	(4,519)	66.2%	2,706	(12,253)	NM
Provision (benefit) for income taxes	(1,020)	(441)	-56.8%	1,026	(3,344)	NM
Income (loss) before minority interest	$(1,699)	(4,078)	140.0%	1,680	(8,909)	NM
Minority interest	––	––	NM	––	––	NM
Net income (loss)	$(1,699)	(4,078)	140.0%	$1,680	$(8,909)	NM

Operating Statistics. The following table sets forth our major operational statistics and the percentage-of-change for the three and nine month periods ended September 30, 2007 and 2008.

	Three Months Ended September 30,		Percent	Nine Months Ended September 30,		Percent
	2007	2008	Change	2007	2008	Change
Operating Statistics (unaudited):
Available seat miles (000's) (1)	69,978	42,085	-39.9%	222,063	185,885	-16.3%
Revenue passenger miles (000's) (2)	38,246	23,399	-38.8%	133,086	104,005	-21.9%
Revenue passengers carried	192,825	116,520	-39.6%	673,365	520,819	-22.7%
Departures flown	17,089	10,862	-36.4%	53,710	45,667	-15.0%
Passenger load factor (3)	54.7%	55.6%	1.7%	59.9%	56.0%	-6.6%
Average yield per revenue passenger mile (4)	$0.610	$0.716	17.4%	$0.614	$0.693	12.9%
Revenue per available seat miles (5)	$0.356	$0.495	39.2%	$0.387	$0.443	14.7%
Operating costs per available seat mile (6)	$0.384	$0.589	53.5%	$0.362	$0.499	37.7%
Average passenger fare (7)	$120.93	$143.79	18.9%	$121.38	$138.45	14.1%
Average passenger trip length (miles) (8)	198	201	1.2%	198	200	1.0%
Fuel cost per gallon (incl taxes)	$2.31	$3.98	72.3%	$2.20	$3.49	58.6%

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

Net Income. The consolidated net loss for the third quarter of 2008 was $4.1 million compared to a net loss of $1.7 million for the comparable period last year, while the consolidated net loss for the nine months ended September 30, 2008 was $8.9 million compared to net income of $1.7 million for the comparable period last year. These results were primarily due to the unprecedented rise in fuel prices in 2008 compared to last year, as well as the $5.0 million non-recurring charge related to the sale of our fleet of eight Embraer aircraft.

Operating Income. The consolidated operating loss for the third quarter of 2008 was $4.4 million compared to an operating loss of $2.5 million for the comparable period last year. Similarly, the consolidated operating loss for the nine months ended September 30, 2008 was $11.9 million compared to operating income of $3.4 million for the comparable period last year. The following table identifies the operating profit impact of each of our respective operating components.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2008	2007	2008
	(In thousands)		(In thousands)
Airline and charter	$(1,725)	$(3,333)	5,959	$(8,727)
Academy	19	(126)	––	(152)
Total income (loss) from operations	(1,706)	(3,459)	5,959	(8,879)
Less: General and administrative	763	959	2,525	2,979
Consolidated income (loss) from operations	$(2,469)	$(4,418)	$3,434	$(11,858)

Revenues. Consolidated revenue decreased 16.8% to $21.1 million for the three months ended September 30, 2008 from $25.3 million for the comparable period in 2007. The overall revenue decrease was due principally to a 39.9% capacity reduction this quarter that led to a 28.2% decline in passenger revenue during the third quarter of 2008, despite the inclusion of $2.2 million of charter revenue during the third quarter of 2008 resulting from the consolidation of our Cuba charter business as a variable interest entity effective January 1, 2008. For the third quarter of 2007, only the pre-tax profit from the Cuba charter business was included as Charter and other revenue. The following table identifies the revenue contribution from each of our operating components.

	Three Months Ended September 30,		Percent	Nine Months Ended September 30,		Percent
	2007	2008	Change	2007	2008	Change
Revenue
Airline passenger revenue	$23,319	$16,754	-28.2%	$81,732	$72,105	-11.8%
Charter and other revenue	1,585	4,096	158.4%	4,109	10,284	150.3%
Academy	946	570	-39.7%	2,785	2,368	-15.0%
Intercompany revenue elimination	(545)	(354)	-35.0%	(1,951)	(1,384)	-29.1%
Total Revenue	$25,305	$21,066	-16.8%	$86,675	$83,373	-3.8%

Airline Passenger Revenue.  Airline passenger revenue decreased 28.2% for the three months ended September 30, 2008 from the comparable period in 2007.  This decrease was primarily attributable to a 39.6% decrease in the number of passengers carried, partially offset by an 18.9% increase in average fares.

We reduced our available seat mile capacity for the three months ended September 30, 2008 by 39.9% compared to the same period last year. Our average passenger fare increased during the second quarter of 2008 to $143.79 from $120.93 in the comparable period in 2007. While increased fares helped to offset higher fuel prices, they also contributed, along with capacity reductions, to a decline in the number of passengers flown.

Airline passenger revenue decreased 11.8% for the nine months ended September 30, 2008 from the comparable period in 2007.  This decrease was primarily attributable to a 22.7% decrease in the number of passengers carried, partially offset by a 14.1% increase in average fares.  Our average passenger fare increased during the first three quarters of 2008 to $138.45 from $121.38 in the comparable period in 2007.

We reduced our available seat mile capacity for the nine months ended September 30, 2008 by 16.3% compared to the same period last year, while the number of passengers flown declined by 22.7% compared to the same period in 2007.

Charter, Cuba Operations and Other Revenue. Revenue from charter and other revenue increased 158.4% to $4.1 million for the third quarter of 2008 from $1.6 million for the comparable period in 2007. This overall increase was due primarily to a change in accounting treatment effective January 1, 2008 relating to the consolidation of the Cuba charter business as a variable interest entity. The change resulted in the inclusion of $2.2 million of revenue for our Cuba charter business for the third quarter of 2008. Conversely, for the third quarter of 2007, only the profit of $161,000 from the Cuba charter business was included as Revenue. The same accounting treatment change led to an increase of 150.3% in charter and other revenue for the first three quarters of 2008 to $10.3 million, from $4.1 million for the comparable period in 2007. The change resulted in the inclusion of $6.2 million of revenue for our Cuba charter business for first three quarters of 2008. Conversely, for the first three quarters of 2007, only the profit of $531,000 from the Cuba charter business was included as Revenue.

Academy Revenue. Academy revenue decreased 39.7% and 15.0% for the three and nine months ended September 30, 2008, respectively, from the comparable periods in 2007.  The decrease related to a decline in intercompany revenue charged to the Airline for pilot training of flight crews due to lower pilot attrition rates, as well as fewer commercial pilot students due to a contraction of demand for pilots within the airline industry.

Airline Operating Expenses. The following table sets forth our airline operating results for the three and nine month periods ended September 30, 2007 and 2008.

			Percent of Airline Revenue				Percent of Airline Revenue
	Three Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
	2007	2008	2007	2008	2007	2008	2007	2008
Airline Operating Expenses
Flight operations	$3,318	$2,824	14.2%	16.9%	$9,859	$10,211	12.1%	14.2%
Aircraft fuel	6,437	7,083	27.6%	42.3%	18,882	25,332	23.1%	35.1%
Aircraft rent	1,590	1,468	6.8%	8.8%	4,771	4,701	5.8%	6.5%
Maintenance	6,226	5,317	26.7%	31.7%	17,816	18,870	21.8%	26.2%
Passenger service	5,845	4,898	25.1%	29.2%	17,824	17,595	21.8%	24.4%
Promotion & sales	1,725	1,463	7.4%	8.7%	5,977	5,588	7.3%	7.7%
Depreciation and amortization	943	280	4.0%	1.7%	2,802	2,472	3.4%	3.4%
Loss on disposal of equipment	––	496	0.0%	3.0%	––	4,963	0.0%	6.9%
Operating Expenses	$26,084	$23,829	111.9%	142.2%	$77,931	$89,732	95.3%	124.4%

Flight Operations. Major components of flight operations expense include salaries for pilots, flight attendants and other operations personnel, as well as pilot training expenses.

Flight operations expenses for the third quarter of 2008 declined by 14.9% to $2.8 million compared to $3.3 million for the same period last year.  These expense declines were due mostly to capacity reductions instituted during the third quarter of 2008 due to the sale of our Embraer aircraft and schedule adjustments implemented in response to higher fuel prices.

For the first three quarters of 2008, flight operations expenses increased 3.6% to $10.2 million from $9.9 million for the comparable period of 2007.  However, flight operations expenses for the third quarter and first three quarters of 2008 included $411,000 and $1.4 million, respectively, of expenses resulting from the consolidation of our Cuba charter business as a variable interest entity. A similar expense is not included for the third quarter or first three quarters of 2007.

Aircraft Fuel. Our average price for jet fuel for the third quarter of 2008 increased to $3.98 per gallon, an increase of  72.3% from $2.31 per gallon during the comparable period last year. As a result of the relentless rise in fuel prices for the past year, fuel increased as a percent of airline revenue to 35.1% for the first three quarters of 2008 from 23.1% during the comparable period last year.

Aircraft Rent. Aircraft rent is related to the lease costs associated with our 27 Beech 1900D aircraft.

Maintenance and repair expense. Major components of maintenance and repair expense includes salaries and wages, repair parts and materials, and expenses incurred from third party service providers required to maintain our aircraft engines. Maintenance expense declined 14.6% to $5.3 million for the third quarter of 2008 from $6.2 million for the comparable period last year, due primarily to the sale of our Embraer aircraft and capacity reductions implemented during the quarter.

For the first three quarters of 2008, maintenance expense increased 5.9% to $18.9 million from $17.8 million for the comparable period last year. Maintenance costs increased primarily as a result of increased material and repair costs associated with our Embraer fleet and a new engine overhaul contract for our Beechcraft 1900D fleet requiring higher hourly payments, as well as $721,000 of maintenance expense associated with the consolidation as a variable interest entity of our Cuba charter business for the first three quarters of 2008.

Passenger Service. Major components of passenger service expense include ground handling services, airport counter and gate rentals, wages paid to airport employees, passenger liability insurance, security and miscellaneous passenger-related expenses. Passenger service expense declined 16.2% to $4.9 million for the third quarter of 2008 from $5.8 million for the same period last year, due to cost reductions implemented as part of our revised business plan. The cost reductions more than offset a $599,000 increase attributable to passenger service expense associated with the consolidation of our Cuba charter business as a variable interest entity for the third quarter of 2008.

For the first three quarters of 2008, passenger service expense decreased 1.3% to $17.6 million from $17.8 million for the same period last year, despite a $1.7 million increase attributable to passenger service expense associated with the consolidation of our Cuba charter business as a variable interest entity for the first three quarters of 2008.

Promotion and Sales. Major components of promotion and sales expense include credit card commissions, travel agent commissions and reservation system fees.   Promotion and sales expense declined 15.2% to $1.5 million for the third quarter of 2008 from $1.7 million for the same period last year.    For the first three quarters of 2008, promotion and sales expense decreased 6.5% to $5.6 million from $6.0 million for the same period last year. These expense decreases were due primarily to the affect of capacity reductions compared to the same periods last year.

Depreciation and amortization expense. Depreciation and amortization expense decreased to $0.3 and $2.4 million for the three and nine months ended September 30, 2008, respectively, from $0.9 and $2.8 million for the comparable periods last year. These decreases were primarily due to the sale of our fleet of Embraer aircraft during the third quarter of 2008.

General and Administrative and Academy Operating Expense. Our consolidated general and administrative expenses include the expenses of the Academy, as set forth in the following table.

	Three Months Ended September 30,		Percent	Nine Months Ended September 30,		Percent
	2007	2008	Change	2007	2008	Change
	(In thousands)			(In thousands)
General and administrative expenses	$763	$959	25.7%	$2,525	$2,979	18.0%
Academy expenses	927	696	-24.9%	2,785	2,520	-9.5%
Consolidated general and administrative	$1,690	$1,655	-2.1%	$5,310	$5,499	3.6%

General and administrative expenses, excluding Academy expenses, increased 25.7% to $1.0 million for the third quarter of 2008 from $0.8 million for the same period last year. Most of this increase was attributable to public-company expenses, including accounting and legal expenses and directors fees.

Academy expenses decreased by 24.9% to $0.7 million for the third quarter of 2008 from $0.9 million for the same period last year due primarily to lower expenses associated with flight simulator rentals.

Non-Operating Income and Expense. Interest expense decreased for the three and nine months ended September 30, 2008 compared to the same periods last year due to the redemption of $3.3 million of subordinated debt redeemed in December 2007 from proceeds of our initial public offering of common stock, as well as the repayment of bank loans in July 2008 associated with the sale of our fleet of Embraer aircraft.

Income Taxes. The Company recognized a benefit for income taxes for the three and nine months ended September 30, 2008 associated with its pre-tax loss for both periods. As of September 30, 2008, we have recognized net deferred tax assets of $4.9 million related primarily to recent net operating losses, which we believe we will begin to utilize to offset pre-tax income beginning in 2009.

Liquidity And Capital Resources

Overview

Liquidity refers to the liquid financial assets available to fund our business operations and pay for near-term obligations. These liquid financial assets consist of cash as well as short-term investments. As of September 30, 2008, our cash and cash equivalents balance was $3.5 million, and we had a negative working capital of $10.0 million.

Our cash requirements have historically been satisfied through a combination of cash flow from operations and debt and equity financings. Our recent liquidity position has been severely impacted by the rapid escalation of jet fuel prices from October 2007 through July 2008, as well as substantial engine overhauls required for certain of our Embraer Brasilia aircraft during 2007 and the first half of 2008.

In order to fund our anticipated liquidity shortfall during the second half of 2008, we initiated efforts during the first quarter of 2008 to sell available assets, raise additional capital, and restructure certain past-due creditor obligations. During the third quarter of 2008, we completed the sale of our fleet of eight Embraer Brasilia aircraft. As a result of these sales, we raised cash of approximately $5.1 million, net of expenses and the repayment of $7.2 million of existing bank debt. We also secured additional capital during the third quarter through the issuance of a $5.1 million senior secured debenture to an institutional lender, as well as the issuance of a $1.0 million unsecured debenture to an entity in which members of the Board of Directors of the Company own a minority interest. The net proceeds from these debt financings were $4.9 million and were used to repay $754,000 of principal and interest outstanding under the Company’s revolving credit line, with the balance being used for general corporate purposes.

The final step to improving our liquidity involves restructuring over $6.0 million in creditor obligations owed primarily to our principal aircraft lessor and engine maintenance vendor. The proposed restructuring plan obligates us to allocate our free cash flow projected for 2009 and thereafter to the repayment of past-due obligations among the creditors in proportions that are acceptable to all parties. If we do not complete this multiple-party restructuring, our aircraft lessor may place us in default with respect to our aircraft leases and demand return of the aircraft, or our engine maintenance vendor may withhold further engine maintenance services. If the proposed restructuring of our creditor obligations is not completed, we would experience an immediate and significant liquidity shortfall, and may be unable to continue operating.

The following table summarizes key cash flow information for the nine months ended September 30, 2007 and 2008.

	Nine Months Ended September 30,
Cash Flow Data:	2007	2008
	(In thousands)
Cash Flow Provided by (used in):
Operating Activities	$5,342	$(7,598)
Investing Activities	(5,027)	9,917
Financing Activities	(190)	(2,768)
Net decrease in cash and cash equivalents	$125	$(449)

Operating activities.

Cash used in operating activities was $7.6 million for the first three quarters of 2008 compared to $5.3 million provided by operating activities for the same period last year. Most of this year-to-year decline in cash flow from operations resulted from the repayment of liabilities, as well as the decline in our net income compared to last year, which was significantly impacted during 2008 by substantial increases in jet fuel costs and increased maintenance expenses related primarily to our fleet of eight Embraer Brasilia aircraft.

Investing activities.

Cash provided by investing activities was $9.9 million for the first three quarters of 2008 compared to cash used of $5.0 million for the same period last year.  Cash used in investing activities for both periods was primarily related to capitalized engine overhauls for certain of our Embraer Brasilia aircraft. Cash provided by investing activities in 2008 resulted from the sale of our Embraer Brasilia aircraft during the third quarter.

Financing activities.

Cash provided by financing activities for the first three quarters of 2008 included $6.1 million of face value from the issuance of debentures during the third quarter of 2008, and $0.9 million of net proceeds from the sale to the underwriter of over-allotment shares associated with our initial public offering in December 2007, which was more offset by debt repayments of $9.0 million, including aircraft financing for aircraft sold in 2008. Cash used in financing activities in the comparable period of 2007 was due to repayments of debt.

Debt and Other Contractual Obligations

We maintained a $750,000 revolving line of credit from Wachovia Bank, N.A. to assist in funding our cash requirements during our weakest seasonal period, which typically occurs between August and December each year. We accessed this line of credit for a total amount of $750,000 in September 2007, and it was repaid in full in September 2008.

On March 22, 2007, we entered into a 5-year loan agreement with Wachovia Bank, comprised of two promissory notes in the aggregate principal amount of $1.75 million to finance the acquisition and refurbishment of one Embraer Brasilia aircraft. The principal balance and accrued interest related to this loan was repaid in full to Wachovia Bank on July 2, 2008.

In December 2005, we entered into a term loan agreement with Irwin Union Bank pursuant to which we borrowed $8.6 million to refinance seven Embraer Brasilia aircraft, which we originally financed from the seller, Atlantic Southeast Airlines, Inc. (a subsidiary of SkyWest, Inc.).  The principal balance and accrued interest related to this loan was repaid in full to Irwin Union Bank on July 17, 2008.

On September 19, 2008, the Company issued $5.1 million in secured original issue discount debentures (the “senior debentures”) and warrants to purchase shares of the Company’s common stock (the “senior warrants”).  The net proceeds were used to repay principal and interest outstanding under the Company’s revolving credit line with the balance being used for general corporate purposes.

The senior debenture bears interest at the higher of prime plus 4% or 11%.  Principal and interest is payable monthly over a 36 month term. The senior debentures are secured by the Company’s assets and guaranteed by its subsidiaries.  The Senior Debenture contains Events of Default, which if not waived by the lender, would entitle the lender to accelerate the due date of the Senior Debenture. On September 30, 2008, we were in violation of the covenant to maintain a minimum monthly accounts receivable balance of $3.5 million, with an accounts receivable balance on such date of $3.1 million.  Shelter Island Opportunity Fund, LLC granted a one-time waiver with respect to non-compliance with this financial covenant.

The senior warrants are exercisable for 578,870 shares at a nominal exercise price and expire in September of 2014.  The senior warrants are subject to anti-dilution adjustment for future issuances of common stock at an equity valuation of the Company less than $5.0 million. The anti-dilution adjustment, if triggered, is designed to maintain the percentage interest in the Company represented by the 578,870 shares at the closing date.

In connection with this transaction, the Company agreed to repurchase, in whole or in part, the shares of common stock underlying the warrants at a total price of $3.0 million.  This option is exercisable from and after the earlier of (i) the repayment in full of all amounts owed by the Company under the Senior Debenture or (ii) September 19, 2011.

On September 16, 2008, the Company issued a $1.0 million 12% junior subordinated debenture (the “junior debenture”) and a warrant to purchase up to 225,000 shares of the Company’s common stock to an entity owned by a majority stockholder and members of the Board of Directors of the Company.  The junior debenture is payable in a lump sum payment due at maturity on November 16, 2011.  Interest is payable at $50,000 annually, and excess interest accrued but unpaid is due at the end of the 24th and 36th months and at maturity.  At the option of the holder, the junior debentures may be converted into shares of the Company’s common stock at a conversion price of  $3.00 per share.

The warrant is exercisable through the sixth anniversary of the transaction closing date at an exercise price of $3.20 per share.  Upon conversion of the junior debentures, the number of shares issuable under the junior warrant will decrease by 58,333.  The warrant is subject to anti-dilution adjustment for certain future issuances or deemed issuances of common stock at a price per share of less than $3.20.

The Company established fuel hedge contracts effective  September 1, 2008 for the purpose of hedging the risk of increases in jet fuel prices through February 2009 covering approximately 20% of its estimated fuel usage.  These fuel hedge contracts were a requirement by the lender pursuant to the Securities Purchase Agreement for the issuance of the Senior Debentures (see Note 5 and Note 6).

At September 30, 2008, the Company recognized unrealized losses of $143,000 on outstanding fuel hedge contracts and included such amount in Accumulated Other Comprehensive Loss.  The Company recognized a loss on settled hedges of $3,000 for the three months ended September 30, 2008.  At September 30, 2008, the Company had outstanding fuel hedge contracts encompassing 378,000 gallons of jet fuel through February 2009 at a fixed price of $3.37 per gallon. The average market price of the fuel index underlying our fuel hedge contracts as of November 10, 2008 ranged from $2.02 to $2.10, and the unrealized loss on the open contracts as of that date amounted to $483,816.

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

Item 4.

Controls and Procedures.

(a) Evaluation of disclosure controls and procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of  September 30, 2008.  In designing and evaluating the disclosure controls and procedures,  management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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

Item 1A.

Risk Factors.

Other than as set forth below, as of the date of this filing, there have been no material changes from the risk factors disclosed in the Company’s Annual Report on Form 10-K dated April 14, 2008.  We operate in a changing environment that involves numerous known and unknown risks and uncertainties that could materially affect our operations.  The risks, uncertainties and other factors set forth in our Annual Report on Form 10-K and below may cause our actual results, performance and achievements to be materially different from those expressed or implied by our forward-looking statements.  If any of these risks or events occur, our business, financial condition or results of operations may be adversely affected.

Our recently issued debentures and warrants create additional risks and obligations.

In September 2008, we consummated a financing in which we issued debentures for $5.1 million (Senior Debenture) and a warrant to purchase 578,870 shares of common stock (Senior Warrant) to Shelter Island Opportunity Fund, LLC and debentures for $1.0 million (Junior Debenture) and a warrant to purchase 225,000 shares of common stock to Gulfstream Funding, LLC (Junior Warrant).  As a result of this financing, we face additional risks and uncertainties, including those relating to the floating interest rate on the Senior Debenture, the financial covenants of the Senior Debenture, the repayment of the Senior Debenture and Junior Debenture and the repurchase of the Senior Warrant, the aviation fuel hedge put in place as a condition to the financing and the potential dilution to our common stock from the shares issuable upon conversion of the Junior Debenture and exercise of the Senior Warrant and Junior Warrant.

The Senior Debenture bears interest at the higher of a fixed rate of 11% or a floating rate of prime plus 4%.  A significant increase in the prime rate could cause our interest expense to increase and might impair our ability to service this debt.  In addition, the Senior Debentures subject the Company to certain covenants, including covenants that we have (i) consolidated minimum quarterly EBITDA starting in the quarter ending December 31, 2008, (ii) six month EBITDA averages starting in the six months ending June 30, 2011, (iii) minimum monthly accounts receivable balance of $3.5 million, and (iv) minimum monthly cash balance of $750,000.  If we are not able to comply with these covenants, we would be in default under the Senior Debenture and the holder could elect to accelerate our repayment obligation.  On September 30, 2008, we were in violation of the covenant to maintain a minimum monthly accounts receivable balance of $3.5 million, with an accounts receivable balance on such date of $3.1 million.  Shelter Island Opportunity Fund, LLC granted a one-time waiver with respect to non-compliance with this financial covenant.

The debenture and the repurchase obligation associated with the Senior Warrant represent significant obligations for us and we may not be able to make all of the required payments.  The Senior Debenture requires monthly payments of principal ranging from $75,000 to $175,000 beginning on December 30, 2008, with the remaining principal amount of $750,000 due upon maturity, and the Junior Debenture requires payment of the principal, to the extent not prepaid, upon maturity.  In addition, the holder of the Senior Warrant may, at its option, require us to repurchase the common stock issued upon exercise of the warrant for $3,000,000 at any time after the earlier of the repayment in full of the Senior Debenture or September 2011, until August 2014.  We may not have sufficient liquidity to make such payments or repurchase, or such payments or repurchase may significantly impair our liquidity.

In connection with the financing, we were required to hedge at least 20% of our forecasted monthly fuel usage for no less than six months in duration.  As a result, we entered into fuel hedges for 420,000 gallons of jet fuel through February 2009 at a fixed price of $3.37 per gallon.  Fuel prices have decreased recently to approximately $2.10 per gallon. If they remain at that level or continue to decline through February 2009, we would realize significant losses on our fuel hedges.

The shares issuable upon exercise of the warrants and conversion of the Junior Debenture represents a significant percentage of our presently outstanding common stock and the issuance of such shares would result in dilution to our current stockholders and could cause the market price of our common stock to decline.

We may not be able to maintain adequate liquidity.

We are in negotiations to restructure over $6.0 million in creditor obligations owed primarily to our principal aircraft lessor and engine maintenance vendor.  Under a proposed restructuring plan, we would be obligated to allocate our free cash flow projected for 2009 and thereafter to the repayment of past-due obligations among the creditors in proportions that are acceptable to all parties.  If we do not complete this multiple-party restructuring, our aircraft lessor may place us in default with respect to our aircraft leases and demand return of the aircraft, or our engine maintenance vendor may withhold further engine maintenance services. If the proposed restructuring of our creditor obligations is not completed, we would experience an immediate and significant liquidity shortfall, and may be unable to continue operating.  A liquidity shortfall would be exacerbated by the recent disruptions in the global credit markets, which have resulted in a diminished availability of financing and significantly higher costs for financing that is available.  We can provide no assurance that we will be able to secure financing to address a liquidity shortfall on terms acceptable to us or at all.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds.

The Company reported the issuance of warrants and convertible debentures on its Current Report on Form 8-K filed on September 24, 2008.

Item 3.

Defaults Upon Senior Securities.

None

Item 4.

Submission of Matters to a Vote of Security Holders.

None

Item 5.

Other Information.

None

Item 6.

Exhibits.

Exhibit Number	Description
10.1	Securities Purchase Agreement by and between Gulfstream International Group, Inc. and Shelter Island Opportunity Fund, LLC entered into on September 12, 2008, and effective on August 31, 2008.
10.2	$5,100,000 Secured Original Issue Discount Debenture entered into on September 19, 2008, and effective on August 31, 2008.
10.3	Common Stock Purchase Warrant issued to Shelter Island Opportunity Fund, LLC, entered into on September 19, 2008, and effective on August 31, 2008.
10.4	Security Agreement by and between Gulfstream International Group, Inc. and Shelter Island Opportunity Fund, LLC, entered into on September 19, 2008, and effective on August 31, 2008.
10.5	Put Option Agreement by and between Gulfstream International Group, Inc. and Shelter Island Opportunity Fund, LLC, entered into on September 19, 2008, and effective on August 31, 2008.

10.6	Securities Purchase Agreement by and between Gulfstream International Group, Inc. and Gulfstream Funding, LLC dated September 15, 2008.
10.7	$1,000,000 Junior Subordinated Debenture dated September 16, 2008.
10.8	Common Stock Purchase Warrant issued to Gulfstream Funding, LLC, dated September 16, 2008.
10.9	Letter Agreement Regarding Conversion of Debenture by and between Gulfstream International Group, Inc. and Gulfstream Funding, LLC dated September 16, 2008.
31.1	Certification of Chief Executive Officer Pursuant to Section 302.
31.2	Certification of Chief Financial Officer Pursuant to Section 302.
32.1	Certification of Chief Executive Officer Pursuant to Section 906.
32.2	Certification of Chief Financial Officer Pursuant to Section 906.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2008

Gulfstream International Group, Inc.

By:	/s/ Robert M. Brown
Robert M. Brown
Chief Financial Officer