Form 10-K
period 2008-12-31
GULFSTREAM INTERNATIONAL GROUP INC
filed 2009-03-31
CIK 1405419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————

FORM 10-K

———————

☑  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission file number 001-33884

———————

GULFSTREAM INTERNATIONAL GROUP, INC.

(Name of small business issuer in its charter)

———————

Delaware	20-3973956
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3201 Griffin Road, 4th Floor Fort Lauderdale, Florida	33312
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (954) 985-1500

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock of $0.01 par value per share	NYSE Amex

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐    No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐    No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller Reporting Company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☑

The aggregate market value of the registrant’s common equity held by non-affiliates was $4,912,899 as of June 30, 2008.

Common stock outstanding at March 30, 2009: 2,959,460 shares, none of which are held in treasury.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Registrant’s 2009 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

TABLE OF CONTENTS

Item	Description	Page
PART I

Item 1.      Business

3

Item 1A.   Risk Factors

14

Item 1B.   Unresolved Staff Comments

24

Item 2.      Properties

24

Item 3.      Legal Proceedings

25

Item 4.      Submission of Matters to a Vote of Security Holders

25

PART II

Item 5.      Market for Registrant’s Common Equity, Related Stockholder Matters and

Issuer Purchases of Equity Securities

26

Item 6.      Selected Financial Data

27

Item 7.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

29

Item 7A.   Quantitative and Qualitative Disclosures about Market Risk

43

Item 8.      Financial Statements and Supplementary Data

44

Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

71

Item 9A.   Controls and Procedures

71

Item 9B.   Other Information

71

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

72

Item 11.    Executive Compensation

72

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

72

Item 13.    Certain Relationships and Related Transactions, and Director Independence

72

Item 14.    Principal Accounting Fees and Services

72

PART IV

Item 15.    Exhibits and Financial Statement Schedules

73

SIGNATURES

74

PART – I

Item 1.

Business

Overview of Our Business

Gulfstream International Group, Inc. is a holding company that operates two independent subsidiaries: Gulfstream International Airlines, Inc. (“Gulfstream” or “the Airline”) and Gulfstream Training Academy, Inc. (the “Academy”). References to “we,” “our,” and “us,” refer to Gulfstream International Group, Inc. and either or both of Gulfstream or the Academy.

Gulfstream is a commercial airline currently operating more than 150 scheduled flights per day, serving nine destinations in Florida, ten destinations in the Bahamas, and five destinations from Continental Airline’s Cleveland hub under the Department of Transportation’s Essential Air Service Program. Our fleet consists of 23 B1900D, 19-seat, turbo-prop aircraft. Operating from our headquarters in Fort Lauderdale, Florida, Gulfstream was the thirteenth largest regional airline group in the U.S. in 2007 in terms of number of passengers flown, according to the Regional Airline Association. We operate under a principal code share and alliance agreement with Continental Airlines. We are also party to code share agreements with United, Northwest and Copa Airlines of Panama. In addition to the daily scheduled flights, Gulfstream also offers frequent charter flights within our geographic operating region, including licensed flights to Cuba.

The Academy provides flight training services to fully-licensed commercial pilots. The Academy’s principal program is our First Officer Program, which allows participants to obtain a Second-In-Command type rating in approximately four months. Following receipt of this rating, pilots fly between 250 and 400 hours performing first officer duties at Gulfstream. By attending the Academy, pilots are able to enhance their ability to secure a permanent position with a commercial airline. The Academy’s graduates are typically hired by various regional airlines, including Gulfstream. In 2008 and 2007, 64 and 80 pilots, respectively, entered the First Officer Program.

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

In December 2005, Gulfstream International Group, Inc. was incorporated in Delaware by a group of investors as Gulfstream Acquisition Group, Inc., and changed its name to Gulfstream International Group, Inc. on June 13, 2007. We were formed to acquire Gulfstream and the Academy. In March 2006, we acquired approximately 89% of G-Air Holdings Corp., Inc. (“G-Air”), which owned approximately 95% of Gulfstream at that time, and 100% of the Academy, which held the remaining 5% of Gulfstream. Subsequently, we acquired the remaining 11% of G-Air. Following these transactions, we are the sole owner of Gulfstream and the Academy, subject to Continental’s warrant to purchase 10% of the outstanding shares of Gulfstream’s common stock.

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

•

Diverse route network and utilization of small aircraft. We have connecting hubs in several key Florida cities, daily charter flights to Cuba, and flights from Continental Airline’s Cleveland hub to five smaller cities in Pennsylvania, New York, and West Virginia. This network enables us to establish multiple flight crew and maintenance bases that reduce overall operating costs and enhance operational reliability. The size and scale of this operation create practical barriers to entry for new entrants and increase our ability to shift capacity according to seasonal and business-versus-leisure demand patterns. Additionally, the relatively small size and efficiency of our turboprop aircraft combine to produce trip costs that are substantially lower than operators flying larger and more expensive jet aircraft.

•

We offer reliable, quality service. We have been consistently among the highest-ranked regional airlines in the country in terms of reliability. For 2008, our on-time performance was 77%, compared to the 76.0% average on-time performance reported by the Department of Transportation for all reporting airlines. Gulfstream has received the FAA Diamond Award, the highest level of recognition for maintenance training, for eight consecutive years.

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

•

Utilize turboprop aircraft to selectively expand the number of markets we serve. We use 19-passenger turboprop aircraft. Turboprop aircraft offer substantially lower acquisition costs than regional jet aircraft and, in addition, tend to be more fuel efficient than other aircraft. We believe this allows us to provide service on short, lower volume routes and achieve attractive margins, in contrast to airlines that have focused their fleets on larger regional jet aircraft, increasingly in the 70- to 90-seat category. The efficiencies associated with turboprop aircraft are more pronounced on short haul routes such as ours. Additionally, turboprop aircraft have the ability to operate out of airports with runways that are too short for certain regional jets.

We are actively seeking opportunities to grow by adding new routes, aircraft, alliance partners, or the acquisition of other regional airlines. We look for unserved or underserved short haul city pairs that have a high degree of potential for long-term profitability. These opportunities will likely include operating in new geographic areas outside our current Florida base. For example, we recently added flights from Continental Airline’s Cleveland hub to five small cities in Pennsylvania, New York and West Virginia under the Department of Transportation’s  Essential Air Service program. We have held discussions with various parties concerning new code share arrangements, additional turboprop aircraft as well as the acquisition of regional airlines. Any potential transaction involving a new code share partner or acquisition would require Continental’s prior consent. There is no assurance that we will be able to reach acceptable terms with regard to any potential transaction and if we are able to do so, that Continental would consent to such a transaction.

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

Gulfstream International Airlines

Markets Served

Gulfstream serves a number of short distance, low volume routes in Florida and the Bahamas, and offers flights from Continental Airline’s Cleveland hub to five small cities in Pennsylvania, New York and West Virginia. We offer more Bahamian destinations with more scheduled daily flights than any other U.S. carrier. Further, Gulfstream is the sole provider of scheduled service on a number of our routes. Gulfstream’s current route maps are depicted below.

As of December 31, 2008, we provided non-stop service in 29 city pairs. We believe that we are the highest-frequency service provider in 26 of these 29 city pairs. We tailor our flight schedules to individual market demands in order to optimize both profitability and the number of connecting passengers to and from our code share partners. In 2008, our average fare was $145 and our average flight length was 202 miles.

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

Code Share Agreements

Continental Code Share Agreement

Our primary alliance partner is Continental. Pursuant to an amended and restated alliance agreement with Continental dated December 30, 1999, which we refer to as the Continental code share agreement, Gulfstream displays the Continental “CO” designator code on all of our flights marketed to the public. Our customers may participate in Continental’s One Pass frequent flyer program.

Under this agreement, we pay Continental for various services, including ticketing, reservations, revenue accounting, and various levels of airport services. We also incur fees for computerized reservation system transactions and participation in Continental’s frequent flyer program.

Gulfstream receives all of the revenue generated by “local,” or non-connecting, passengers flown, and a portion of the total revenue from passengers connecting to or from Continental. Continental sets all prices for connecting markets, and Gulfstream sets prices for our local markets. Approximately 20% of our passenger revenue is derived from passengers connecting from Continental flights.

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

Continental has not executed its right to appoint an individual to Gulfstream’s board of directors. It also has the right to observe the Company’s board meetings. Continental may also receive our audited financial statements, inspect our books, accounts and records and audit our operational procedures.

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

Northwest Airlines Code Share Agreement

Gulfstream has entered into a code share agreement and related prorate agreement, each dated February 11, 2000, with Northwest, which permits us to use the “NW” designator code to identify certain of Gulfstream’s regional flights. Currently, we operate NW-designated code share flights to and from Tampa, Miami, Key West, Ft. Lauderdale and Nassau, Bahamas. Revenue from NW-designated flights is allocated pursuant to the prorate agreement. Approximately 7% of our passenger revenue is derived from passengers connecting from Northwest’s flights.

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

Copa Code Share Agreement

We entered into a code share agreement on July 1, 2005 with Copa Airlines, to permit us to use the “CM” designator code on Gulfstream’s flights from Miami to Orlando, Tampa, Key West, Gainesville, Nassau and Freeport. The agreement requires us to provide certain minimal operational standards. Copa Airlines, a Continental alliance partner, handles reservation services for passengers of CM-designated flights, as it would for all other Copa Airlines flights, through the Continental reservation system and provides check-in and ticketing services. We receive a standard prorated amount for each passenger we fly on a CM-designated flight. To date, this has not been a material source of our revenue.

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

Flight Equipment

Our fleet currently consists of B1900D aircraft. The average age of our B1900D fleet is 13 years. The B1900D aircraft is a 19-seat, twin engine turbo prop that has a pressurized, stand-up cabin, and cruises at 300 miles per hour. It is ideal for short trips, and its lower operating costs make it much more economical than larger mid-sized aircraft for the frequent, short flights that we operate. We lease 23 B1900Ds under agreements that expire between 2008 and 2010; however, at our option, we can extend 15 of these leases. We also have the option to purchase up to 21 of these aircraft.

In December 2004, we purchased seven EMB-120 aircraft from Atlantic Southeast Airlines. In March of 2007, we purchased an additional EMB-120, which entered into revenue service in December 2007.  These aircraft were operated until September and October 2008, when all eight aircraft were sold.

We believe that our fleet is well suited for the markets we serve. Our turbo-prop aircraft allow us to operate short distance sectors efficiently and achieve break-even revenues at lower levels than larger jet aircraft. This allows us to operate more flights per day and target smaller markets, which we believe provides us with a key advantage at non-hub airports. In addition, by operating only one aircraft type, we are able to simplify our maintenance training and parts inventory and achieve lower overall operating costs. These aircraft are no longer being manufactured and there is a limited supply of used aircraft of this type.

Training and Aircraft Maintenance

Airframe maintenance performed on our aircraft can be divided into two general categories: line maintenance and heavy maintenance. Line maintenance consists of routine, scheduled maintenance checks, including pre-flight, daily and overnight checks, and any diagnostics and routine repairs. Heavy maintenance consists of more complex inspections and overhauls, and servicing of the aircraft. Most of our line maintenance and heavy maintenance is performed by our own highly experienced technicians at our hangar in Fort Lauderdale. Parts and supply inventories are primarily maintained in Fort Lauderdale and, in smaller amounts, at our locations in Miami, Tampa and West Palm Beach in Florida, and Dubois, Pennsylvania. Some line maintenance is also carried out at other locations in Florida by employees or third-party contractors. Maintenance checks are performed in accordance with the guidelines established by the aircraft manufacturer. These checks are based on the number of hours or calendar months flown by each individual aircraft.

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

Pursuant to a services agreement between Gulfstream and GAC, Gulfstream provides use of its aircraft and flight crews at the option of GAC, as well as Gulfstream’s name, insurance, and service personnel, including passenger, ground handling, security, and administrative. Gulfstream also maintains the financial records for GAC. Gulfstream receives 75% of the operating profit generated by GAC’s Cuban charter operation.

In June 2006, Gulfstream began charter services under a long-term subcontract with Computer Sciences Corporation to operate daily flights between West Palm Beach and Andros Town, Bahamas. This contract provides for approximately two to three daily round trips and had an initial period of 21 months from inception, with extensions up to an additional 12 years. The latest 2-year extension was signed on February 8, 2008. The contract is structured as a fixed-fee arrangement, with adjustments for market fuel prices. It further specifies performance standards, as well as bonus payments for exceeding those standards. As part of this agreement, Gulfstream leases two B1900D aircraft to support the operation.

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

Traditionally, pilots can work as flight instructors for up to two years to gain this additional training and flying time. The Academy offers an alternative to this traditional means of gathering additional flight experience. By enrolling in the Academy, students are able to more quickly accumulate the qualifications demanded by the commercial airlines. A number of U.S. airlines accept Academy graduates with a lower total flight time than these airlines require of other newly hired pilots, reflecting the value they place on the Academy’s training. The Academy graduates have also experienced a high success rate in completing training at airlines, which translates into cost savings for the airlines.

The principal program offered by the Academy is the First Officer Program, which is a comprehensive program designed to prepare pilots for their commercial airline careers. The program entails a “train to proficiency” concept, typically resulting in well over 500 hours of training time, including ground school, simulator time and observation flights. This first portion of the program can be completed in three months. The second portion of the program involves up to 400 hours of FAA Regulation Part 121 commercial airline flight hours as a First Officer at Gulfstream. FAA Regulation Part 121 established operating standards and is the principal operating regulation applicable to all major US airlines. Gulfstream relies on the Academy as its preferred source of pilots, and nearly all of our permanent pilots are graduates of the First Officer Program.

The Academy also provides training services to Gulfstream. While the Academy holds a FAA Part 142 certificate, enabling us to operate a flight training center on behalf of other airlines, we presently do not provide any training services to other airlines.

The Academy employs approximately four full-time flight and ground instructors. The Academy’s instructors have, on average, been providing training for approximately 15 years each and have cumulatively amassed in excess of 63,000 actual flight hours. The Academy enrolled 80 and 64 students in 2007 and 2008 respectively. The Company estimates that 99% were or will be hired by airlines after graduation, including those hired by Gulfstream. The Academy does not make loans to our students, but we do have arrangements with several financial institutions to facilitate the financing of students’ tuition.

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

Ground Operations

In the Bahamas, we lease ticket counters, check-in and boarding and other facilities and Gulfstream’s employees provide substantially all of the operations services.

In Key West, Florida, we lease our facilities and Gulfstream’s employees provide operations services. At all other Florida airports, Gulfstream contracts out all or a portion of our ground operations. From time to time, Gulfstream reviews these arrangements and evaluates the most economical operations structure.

In the markets we serve from Continental’s Cleveland hub, we lease ticket counters, check-in and boarding and other facilities, and Gulfstream’s employees provide substantially all of the operations services. We also lease gate and ramp space in Dubois and Franklin, Pennsylvania, as well as a 20,000 square foot hangar in Dubois.

Insurance

We maintain insurance policies that we believe are of types customary in the industry and in amounts we believe are adequate to protect against material loss. These policies principally provide coverage for public liability, passenger liability, baggage and cargo liability, property damage, including coverage for loss or damage to our flight equipment, and workers’ compensation insurance. We cannot assure, however, that the amount of insurance we carry will be sufficient to protect us from a material loss.

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

Raw Materials and Energy

Fuel costs are a major component of our operating expenses. We contract with World Fuel Services to provide approximately half of our fuel, principally for international destinations. Most of our domestic fuel consumption is provided by Continental. The following chart summarizes our fuel consumption and costs:

	Years Ended December 31,
	2007	2008
Gallons consumed, in thousands	10,729	8,479
Total cost, in thousands (1)	$24,912	$28,452
Average price per gallon (2)	$2.32	$3.36
Percent of airline revenue (3)	24.7%	30.2%

———————

(1)

Total cost excludes into-plane service fees.

(2)

Average price per gallon excludes into-plane service fees.

(3)

Includes into-plane service fees.

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

Gulfstream is a party to derivative instruments for the purpose of hedging the risks of increases in jet fuel prices through February 2009 covering approximately 20% of its estimated fuel usage. These fuel hedge contracts were established effective September 1, 2008 as a requirement of a financing completed at that time.

Gulfstream recognized a loss on settled hedges of $340,000 for 2008.  At December 31, 2008, it recognized unrealized losses of $314,000 on outstanding fuel hedge contracts encompassing 168,000 gallons of jet fuel through February 2009 at a fixed price of $3.37 per gallon.  The realized loss as of February 28, 2009 on contracts open as of December 31, 2008 amounted to $332,000. We are not a party to any derivative or other arrangement designed to hedge against or manage the risk of an increase in fuel prices subsequent to February 2009.

Trademarks and Trade Names

Our flights are operated under the names of our code share partners, including Continental, United Airlines, Northwest Airlines, and Copa Airlines. Because we do not operate scheduled flights under our trade names, we have not registered any trademarks or trade names.

Employee and Labor Relations

As of December 31, 2008, we had 554 full time employees, of which 544 were employed by Gulfstream and 10 were employed by the Academy. Of the 544 employees of Gulfstream, 170 are union employees.

As of December 31, 2008, Gulfstream employs the following:

Classification
Pilots	170
Station personnel	198
Maintenance personnel	125
Administrative and clerical personnel	9
Management	16
Other flight operations	26
Total employees	544

Gulfstream’s tenured pilots are represented under a collective bargaining agreement with the Teamsters Union. A new agreement was ratified by the members in June 2006 and continues through June 2009. During 2008, we eliminated over twenty flight attendant positions as a result of our sale of our eight Embraer aircraft. At this point, no other employees are represented by unions. We have never experienced a work stoppage and no labor disputes, strikes or labor disturbances are currently pending or threatened against us. We believe we have good relations with our union employees at each of our facilities.

As of December 31, 2008, the Academy employed six full-time administrative employees and four full-time flight and ground instructors. None of our Academy employees are represented by labor unions.

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

All interstate airlines are subject to regulation by the Department of Transportation (the “DOT”), the FAA and other governmental agencies. Regulations promulgated by the DOT primarily relate to economic aspects of air service. The FAA requires operating, air worthiness and other certificates; approval of personnel who may engage in flight, maintenance or operation activities; record keeping procedures in accordance with FAA requirements; and FAA approval of flight training and retraining programs. We cannot predict whether we will be able to comply with all present and future laws, rules, regulations and certification requirements or that the cost of continued compliance will not have a material adverse effect on our operations. We incur substantial costs in maintaining our certifications and otherwise complying with the laws, rules and regulations to which we are subject. A decision by the FAA to ground, or require time-consuming inspections of, or maintenance on, all or any of our aircraft for any reason may have a material adverse effect on our operations. In addition to state and federal regulation, airports and municipalities enact rules and regulations that affect our operations. From time to time, various airports throughout the country have considered limiting the use of smaller aircraft, such as our aircraft, at such airports. The imposition of any limits on the use of our aircraft at any airport at which we operate could have a material adverse effect on our operations. Because we operate only one type of aircraft and have our operations centered at Fort Lauderdale Airport, we are particularly susceptible to any such limitations.

The FAA may change its method of collecting revenues.

The FAA funds its operations largely through a tax levied on all users of the system based on ticket sales as well as a tax on fuel. As the airline industry changes, the trust fund that provides funding for the FAA’s capital accounts and all or some portion of its operations has experienced an increase in its costs without a corresponding rise in its revenue such that in its fiscal 2004, the FAA’s costs exceeded its revenues by more than $4 billion. Further, the existing authority for the current FAA taxing system expired on September 30, 2007. After almost two years of short-term extensions and continuing resolutions, the Subcommittee on Aviation of the House Committee on Transportation and Infrastructure is presently conducting hearings concerning the FAA. The committee is hoping to have a long-term funding law in place this year. At times during this reauthorization process, eliminating or amending the current tax system and implementing user fees have been discussed that could cause us to incur potentially significant additional expenses. There can be no assurance that the final version of the FAA reauthorization bill would exempt small commercial aircraft such as those operated by Gulfstream from these new charges. If such a user fee or tax rate increase is implemented, we may not be able to pass this increased expense on to our customers. Such an expense could have a material adverse impact on our ability to conduct business.

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

Barriers to entry in most of Gulfstream’s markets are limited, and some of its competitors are larger and have significantly greater financial and other resources. Moreover, federal deregulation of the industry allows competitors to rapidly enter markets and to quickly discount and restructure fares. The airline industry is particularly susceptible to price discounting because airlines incur only nominal costs to provide service to passengers occupying otherwise unsold seats.

Risks Related To Our Business

We have substantial fixed obligations.

As of December 31, 2008, we had $5.1 million of long-term debt and related warrant liability. In addition, we have lease payments of approximately $5.7 million per year on our fleet of 23 B1900D aircraft, as well as restructured creditor obligations of $6.6 million for the return of engines borrowed from the lessor, and other matters, payable over the next several years.

Throughout 2008, we faced substantial operating and liquidity challenges. We responded by selling assets, raising additional capital, and restructuring creditor obligations. We believe we are now positioned to benefit from the fundamental improvements that were implemented or occurred during 2008, including lower and more stable jet fuel prices; higher average fares and increased fees for excess baggage; substantially reduced lift capacity to equate to declining demand; structural cost reductions throughout the organization; and the cost efficiency of a single aircraft fleet. Based on these factors, we believe we can fund our operations and obligations for the next twelve months from cash on hand and cash flow from operations. However, there can be no assurance that our operations will generate sufficient cash flow to service our debt and lease obligations on a longer-term basis, especially given the current evidence of a rapidly weakening global and domestic economy and the potential for continued volatility in the price of jet fuel. The size of our debt and lease obligations could negatively affect our financial condition, results of operations and the price of our common stock.

Our recently issued debentures and warrants create additional risks and obligations.

In September 2008, we consummated a financing in which we issued debentures for $5.1 million (“Senior Debentures”) and a warrant to purchase 578,870 shares of common stock (“Senior Warrant”) to Shelter Island Opportunity Fund, LLC and debentures for $1.0 million (“Junior Debenture”) and a warrant to purchase 225,000 shares of common stock to Gulfstream Funding, LLC (“Junior Warrant”). As a result of this financing, we face additional risks and uncertainties, including those relating to the floating interest rate on the Senior Debenture, the financial covenants of the Senior Debenture, the repayment of the Senior Debenture and Junior Debenture and the repurchase of the Senior Warrant.

The Senior Debenture bears interest at the higher of a fixed rate of 11% or a floating rate of prime plus 4%. A significant increase in the prime rate could cause our interest expense to increase and might impair our ability to service this debt. In addition, the Senior Debentures subject the Company to certain covenants, including covenants that we have (i) consolidated minimum quarterly EBITDA starting in the quarter ending December 31, 2008, (ii) six month EBITDA averages starting in the six months ending June 30, 2011, (iii) minimum monthly accounts receivable balance of $3.5 million, and (iv) minimum monthly cash balance of $750,000. If we are not able to comply with these covenants, we would be in default under the Senior Debenture and the holder could elect to accelerate our repayment obligation. On September 30, 2008, we were in violation of the covenant to maintain a minimum monthly accounts receivable balance of $3.5 million, with an accounts receivable balance on such date of $3.1 million. For the quarter ended December 31, 2008, we were in violation of the covenant for consolidated minimum quarterly EBITDA. Shelter Island Opportunity Fund, LLC granted one-time waivers with respect to non-compliance with these financial covenants.

The debenture and the repurchase obligation associated with the Senior Warrant represent significant obligations for us and we may not be able to make all of the required payments. The Senior Debenture requires monthly payments of principal ranging from $75,000 to $175,000 beginning on December 31, 2008, with the remaining principal amount of $750,000 due upon maturity, and the Junior Debenture requires payment of the principal, to the extent not prepaid, upon maturity. In addition, the holder of the Senior Warrant may, at its option, require us to repurchase the common stock issued upon exercise of the warrant for $3,000,000 at any time after the earlier of the repayment in full of the Senior Debenture or September 2011, until August 2014. We may not have sufficient liquidity to make such payments or repurchase, or such payments or repurchase may significantly impair our liquidity.

Sales of a substantial number of shares of our common stock in the public market, or the perception that this may occur, may depress the market price of our common stock.

As a result of issuing the Senior Warrant, the Junior Warrant and the Junior Debenture in September 2008, we may be required to issue an additional 1,078,870 shares of our common stock, representing 36% of the outstanding equity as of March 30, 2009.  Further, the Senior Warrant includes an adjustment provision that could require us to issue a greater number of shares to Shelter Island under certain circumstances.  The shares issuable upon exercise of the Senior Warrant and the Junior Warrant and conversion of the Junior Debenture represents a significant percentage of our presently outstanding common stock and the issuance of such shares would result in dilution to our current stockholders and could cause the market price of our common stock to decline.  These sales might also make it more difficult for us to sell equity securities at a time and price that we deem appropriate.

We would be adversely affected by the loss of key personnel.

Our success is dependent upon the continued services of our management team. Our executives have substantial experience and expertise in our business and have made significant contributions to our growth and success. The loss of one of our executives or any other key employees (including the senior management team of the Airline and the Academy) could adversely affect our business, financial condition or results of operations. We do not maintain key-man life insurance on our management team.

Expansion of operations could result in operating losses.

We are actively seeking opportunities to grow by adding new routes, aircraft, alliance partners, or by acquiring other regional airlines. These opportunities will likely include operating in areas away from our current Florida base. For example, we redeployed certain assets to profitable routes by initiating service in September 2008 between Continental’s Cleveland hub and five smaller cities in Pennsylvania, New York and West Virginia in conjunction with Essential Air Service routes awarded by the Department of Transportation. Similar material increases in the scope or scale of our operations could lead to integration difficulties, which could result in short and/or long-term operating losses.

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud and, as a result, our business could be harmed and current and potential stockholders could lose confidence in us, which could cause our stock price to fall.

We are required to perform the system and process evaluation and testing (and any necessary remediation) required to comply with the management certification requirements of Section 404 of the Sarbanes-Oxley Act of 2002. Auditor attestation requirements of management’s assessment will first apply to us for our fiscal year ending December 31, 2009. As a result, we expect to incur substantial additional expenses and diversion of management’s time. We cannot be certain as to the timing of completion of our evaluation, testing and remediation actions or their effect on our operations since there is limited precedent available by which to measure compliance adequacy. If we are not able to implement the requirements of Section 404 in a timely manner or with adequate compliance, we may not be able to accurately report our financial results or prevent fraud and might be subject to sanctions or investigation by regulatory authorities such as the SEC or the NYSE Amex. Any such action could harm our business or investors’ confidence in us, and could cause our stock price to fall.

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

Gulfstream is directly affected by the financial and operating strength of its code share partners. In the event of a decrease in the financial or operational strength of any of the code share partners, such partner may be unable to make the payments due to Gulfstream under the code share agreement. It is possible that if any of the code share partners file for bankruptcy, Gulfstream’s code share agreement with such partner may not be assumed in bankruptcy and could be modified or terminated. Two of our code share partners, United Airlines and Northwest Airlines, have recently emerged from Chapter 11 reorganization. There was no impact to the code share agreement as a result of these reorganizations.

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

The airline industry has undergone substantial consolidation, including the recent merger of Delta Airlines and Northwest, and it may in the future undergo additional consolidation. Other developments include domestic and international code share alliances between major carriers, such as the “SkyTeam Alliance,” that currently includes Delta Airlines, Continental and Northwest, among others, and the “Star Alliance,” that currently includes United Airlines and US Airways,  among others, and to which Continental has chosen to move effective in October 2009. Any additional consolidation or significant alliance activity within the airline industry could limit the number of potential partners with whom Gulfstream could enter into code share relationships and materially adversely affect our relationship with our current code share partners.

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

Aircraft fuel consumes a significant portion of our airline revenue (24.7% for 2007 and 30.6% for 2008). The price of aircraft fuel is unpredictable and has increased significantly in recent periods based on events outside of our control, including geopolitical developments, regional production patterns, environmental concerns and financial speculation. Because of the effect of these events on the price and availability of aircraft fuel, the cost and future availability of fuel cannot be predicted with any degree of certainty. We cannot assure you increases in the price of fuel can be offset by higher revenue. We carry limited fuel inventory and we rely heavily on our fuel suppliers. We cannot assure you we will always have access to adequate supplies of fuel in the event of shortages or other disruptions in the fuel supply. Price escalations or reductions in the supply of aircraft fuel will increase our operating expenses and could cause our operating results and net income to decline. Additionally, price escalations or reductions in the supply of aircraft fuel could result in the curtailment of our service. Some of our competitors may be better positioned to obtain fuel in the event of a shortage.

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

Our fleet currently consists of 23 B1900D turboprop aircraft, each equipped with two engines. Although our management believes there is an adequate supply of such aircraft and engines available at reasonable prices and terms to meet our current needs, we are unable to predict how long these conditions will continue. Any increase in demand for these aircraft or engines could restrict our ability to obtain additional aircraft, engines and spare parts. Because the aircraft we operate are not in active production, we may be unable to obtain additional suitable aircraft, engines or spare parts on satisfactory terms or at the time needed for our operations or for the implementation of our growth plan. Further, as fuel costs increase or remain at elevated levels, the demand for highly fuel-efficient turboprop aircraft may also increase. This increase in demand could cause a shortage in the supply of reasonably priced turboprop aircraft. Such a decrease could adversely affect our ability to expand our fleet or to replace outdated aircraft, which in turn could hinder our growth or reduce our revenues.

Maintenance expenses for Gulfstream’s fleet could increase.

Gulfstream’s fleet consists of aircraft that were delivered from 1994 to 1996. As the age of our aircraft increases, additional resources may be required to sustain their reliability levels. There can be no assurance that such additional resources will not be material.

Any inability to extend the lease terms of our existing aircraft or obtain financing for additional aircraft could adversely affect our operations.

We finance our aircraft through operating lease financing. Most of our existing fleet of B1900Ds are leased from the manufacturer pursuant to a lease agreement that expires in 2010. We have the option to extend the leases for up to 15 aircraft from six to 24 months after the expiration period; however, there can be no assurance that this lease agreement can be extended further on reasonable terms. If we are unable to extend these leases, we also have the option to purchase up to 21 of these aircraft; however, we may not be able to secure financing on acceptable terms, if at all. Further, the B1900D is not currently produced by their manufacturers and there is currently a limited supply of these aircraft. If we are unable to obtain replacement aircraft on economically reasonable terms, our business could be materially adversely affected.

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

We operate relatively small aircraft on short flight routes, which enables us to maintain a low cost structure, giving us a competitive advantage over other airlines. If new market entrants or existing competitors were to introduce smaller aircraft into the marketplace, their costs may be lower than ours, allowing them to gain a competitive advantage. In addition, competitors could introduce new direct flights from their hubs to our key cities which could reduce the competitiveness of our Florida connecting points.

Gulfstream flies and depends upon only one aircraft type, and would be adversely affected if the FAA were to ground our fleet.

Gulfstream’s fleet consists of 23 B1900D turboprop aircraft. The FAA requires operating, air worthiness and other certificates; approval of personnel who may engage in flight, maintenance or operation activities; record keeping procedures in accordance with FAA requirements; and FAA approval of flight training and retraining programs. We cannot predict whether we will be able to comply with all present and future laws, rules, regulations and certification requirements or that the cost of continued compliance will not have a material adverse effect on our operations. We incur substantial costs in maintaining our current certifications and otherwise complying with the laws, rules and regulations to which we are subject. A decision by the FAA to ground or require additional time-consuming inspections of or maintenance on the B1900D aircraft for any reason may have a material adverse effect on the operations of Gulfstream.

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

The lease for Gulfstream’s principal maintenance facility, located at Hollywood-Fort Lauderdale International Airport, expires at the end of May 2009. We are presently in negotiations with Broward County for an extension of the term of the current lease. Broward County has been considering for some time an improvement to the Hollywood-Fort Lauderdale International Airport that could eventually result in a teardown of Gulfstream’s maintenance hangar and require Gulfstream to seek an alternate location for a successor maintenance hangar on the airfield. If Gulfstream is forced to relocate its Fort Lauderdale maintenance operations, it may be prohibitively expensive to relocate and/or construct a maintenance hangar. Gulfstream may not be able to operate as efficiently or successfully from any other location. In addition, it is possible that Gulfstream would be unable to secure a suitable alternative location for our maintenance hangar. Were this to occur, we may be forced to outsource our airplane maintenance for a period of time, which would substantially increase our maintenance costs and cause us significant operational disruptions.

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

Additionally, labor costs constitute a significant percentage of our total operating costs. Our labor costs normally constitute approximately 25% of our total operating costs. Any new collective bargaining agreements entered into by other airlines may also result in higher industry wages and increased pressure on us to increase the wages and benefits of our employees. Future agreements with our employees’ unions may be on terms that are not economically as attractive as our current agreements nor comparable to agreements entered into by our competitors. Any future agreements may increase our labor costs or otherwise adversely affect us. Additionally, we cannot assure you that the compensation rates that we have assumed will correctly reflect the market for our non-union employees, or that there will not be future unionization of our currently nonunionized groups, which could adversely affect our costs.

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

Pursuant to a services agreement that we have entered into with GAC, we may provide the use of our aircraft, flight crews and other services to GAC for its operation of charter flights to Cuba, in exchange for which we receive 75% of the  operating profit generated by such charter flights. GAC’s flights to Cuba depend on political conditions prevailing from time to time in Cuba and the United States. Currently, GAC is one of a limited number of operators who provide flights from the United States to Cuba. If relations between the United States and Cuba worsen, these flights may be prohibited entirely and we may lose significant revenues due to GAC’s inability to operate these flights. Conversely, if relations between the United States and Cuba significantly improve, demand for access to Cuba could increase dramatically, causing the market for flights from the United States to Cuba to be flooded with new entrants. In either scenario, our business, financial condition and results of operations could be materially and negatively affected.

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

Cuba has been identified as a state sponsor of terrorism by the U.S. Department of State. Some potential investors, including certain pension funds or trust funds, may be prohibited from investing, or may choose not to invest, in companies that do business with or in countries designated as sponsors of terrorism. Additionally, unrestricted potential investors may choose not to invest in our common stock based solely or in part on the fact that we provide services to GAC, a company that operates flights to Cuba. The exclusion of such investors may limit the market for shares of our common stock or negatively impact the further development of an active trading market for our common stock.

Our common stock has only been publicly traded for a short period of time, and the price of our common stock could fluctuate substantially, possibly resulting in class action securities litigation.

Before our initial public offering in December 2007, there has been no public market for shares of our common stock.  For the three months ended January 31, 2009, the average daily trading volume of our common stock has been approximately 5,636 shares. An active public trading market may not develop or, if developed, may not be sustained. The market price for our common stock in the future will be affected by a number of factors, including:

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

We are not in compliance with NYSE Amex continued listing standards

Our common stock is listed for trading on the NYSE Amex, which is the successor to the American Stock Exchange (the “Exchange”).  The Exchange requires listed companies to meet certain continued listing standards.  These standards include specified minimum stockholders equity thresholds when an Issuer sustains net losses over a number of years.  We have not met the threshold set forth in Section 1003(a) of the Exchange’s Company Guide because, for the 2008 fiscal year, we have stockholder’s equity of less than $2 million and losses from continuing operations and/or net losses in two out of our three most recent fiscal years.  As a result, we may receive a formal notice from the Exchange that we have not met this continued listing requirement.

We believe that in the event we receive such a notice that we will be afforded an opportunity to submit a plan to the Exchange setting out the actions that we would take to return to compliance.  There can be no assurance that our Plan would be accepted by the Exchange or that, if accepted, we would be able to achieve the results submitted in the Plan.

In the event our common stock was delisted by the Exchange, we would be in breach of a covenant of our loan and security agreement with Shelter Island Opportunity Fund, LLC, and, in the absence of a waiver, the maturity of our secured original issue discount debenture could be accelerated.

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

Our principal facilities and facilities that we lease under long-term leases, and their primary uses and segments are as follows:

Location	Square Feet	Use	Segment
Fort Lauderdale, Florida	12,600	Headquarters, Operations	Gulfstream, Academy
Fort Lauderdale, Florida	3,750	Training Facility	Academy
Fort Lauderdale-Hollywood International Airport, Florida	249,000	Hanger and Ramp Space	Gulfstream
Fort Lauderdale, Florida	8,000	Warehouse, Storage and Shop	Gulfstream
Miami International Airport	1,050	Cuba Operations	Gulfstream
Tampa International Airport	7,613	Gate and Ramp Space	Gulfstream
Venango Regional Airport	684	Gate and Ramp Space	Gulfstream
Dubois Regional Airport	1,133	Gate and Ramp Space	Gulfstream
Dubois Regional Airport	20,000	Hangar	Gulfstream

Item 3.

Legal Proceedings

In January 2006, a former salesman of the Academy formed a business that the Company believes competes directly with the Academy for student pilots. Thereafter, the former President of the Academy resigned his position at the Academy and the Company believes he became affiliated with the alleged competing business. The Academy has initiated a lawsuit against these former employees, alleging violation of non-competition and fiduciary obligations. The defendants, including the Academy’s former President, subsequently filed a counterclaim against the Academy based upon lost earnings and breach of contract. The case is currently set for trial in the second quarter of 2009.

From time to time, we are involved in litigation relating to claims arising out of our operations in the normal course of business. As of the date of this annual report, we were not engaged in any other legal proceedings which are expected, individually or in the aggregate, to have a material adverse effect on us.

Item 4.

Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the quarter ended December 31, 2008.

PART – II

Item 5.

Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock has been traded on the NYSE Amex (formerly, the American Stock Exchange) under the symbol “GIA” since December 14, 2007.  The following table sets forth the high and low closing prices of our common stock for the periods indicated and reported by the NYSE Alternext.

	High	Low
Year Ended December 31, 2008:
Fourth Quarter	$3.27	$1.00
Third Quarter	$3.75	$0.75
Second Quarter	$5.25	$2.09
First Quarter	$9.04	$4.51

Year Ended December 31, 2007:
December 14, 2007 to December 31, 2007	$8.80	$7.50

As of March 23, 2009, there were approximately 36 stockholders of record of our common stock, although we believe that there are a significantly larger number of beneficial owners of our common stock.  On March 28, 2009, the last reported sale price of our common stock on the NYSE Amex Exchange was $2.05.

Dividends

We have not paid cash dividends on our capital stock and we do not anticipate paying any cash dividends in the future.  We anticipate that we will retain any earnings to support operations and to finance the growth and development of our business.  Additionally, we are party to general agreements that limit our ability to pay dividends.  Under our credit facilities, we and our subsidiaries are prohibited from declaring dividends without the consent of our lender.  Gulfstream is permitted under its primary aircraft lease agreement to pay dividends only if its average cash position after paying the dividend would equal or exceed $4,000,000 over the prior twelve month period.  In addition, in the event that Gulfstream declares a dividend, Gulfstream has an obligation under the warrant held by Continental to pay Continental cash in an amount equal to what Continental would have been entitled to had it exercised its warrant immediately prior to such dividend.  Any future determination relating to our dividend policy will be made at the discretion of our board of directors and will depend on a number of factors, including future earnings, capital requirements, financial conditions, future prospects and other factors that the board of directors may deem relevant.

Recent Sales of Unregistered Securities

None.

Initial Public Offering and Use of Proceeds from Recent Securities Offerings

See the discussion of “Liquidity and Capital Resources-Overview” under Item 7 of this annual report.

Repurchase of Equity Securities

We do not have any programs to repurchase shares of our common stock and no such repurchases were made during the quarter ended December 31, 2008.

Item 6.

Selected Financial Data

The following selected historical and pro forma financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition  and Results of Operations” following this section and our financial statements and related notes included in this annual report.

The following table sets forth selected financial data as of and for the years ended December 31, 2007 and 2008. The selected financial data as of and for the years ended December 31, 2007 and 2008 were derived from our audited financial statements. Our audited financial statements as of December 31, 2007 and 2008 are included below under Item 8 of this Form 10-K.  The historical results are not necessarily indicative of the operating results to be expected in any future period.

	Year Ended December 31,		Percent
	2007	2008	Change
	(In thousands, except per share data)
Revenue
Airline passenger revenue	$104,230	$88,527	-15.1%
Essential Air Services	––	2,512	––
Academy, charter and other revenue	8,066	14,217	76.3%
Total Revenue	112,296	105,256	-6.3%
Operating Expenses
Flight operations	13,794	13,177	-4.5%
Aircraft fuel	25,774	30,350	17.8%
Aircraft rent	6,430	5,593	-13.0%
Maintenance	24,574	24,478	-0.4%
Passenger service	23,312	21,759	-6.7%
Promotion & sales	7,782	6,623	-14.9%
General and administrative	7,325	7,110	-2.9%
Depreciation and amortization	3,761	2,754	-26.8%
Loss on sale of equipment	––	4,754	––
Goodwill impairment	2,391	2,703	13.0%
Operating Expenses	115,143	119,301	3.6%
Loss from operations	(2,847)	(14,045)	-393.3%
Non-Operating Income and (Expense)
Interest expense	(1,146)	(1,306)	14.0%
Loss on extinguishment of debt	(174)	––	-100.0%
Other income	227	43	-81.1%
Non-Operating Income and (Expense)	(1,093)	(1,263)	15.6%
Loss before taxes	(3,940)	(15,308)	288.5%
Benefit for income taxes	(834)	(509)	-39.0%
Net loss	(3,106)	(14,799)	376.5%
Net loss per share:
Basic	$(1.50)	$(5.00)
Diluted	$(1.52)	$(5.00)
Shares used in computing net loss per share:
Basic	2,075	2,957
Diluted	2,075	2,957

Earnings per share were calculated as follows:

(In thousands, except share and per share data)	Year Ended December 31,
	2007	2008
Net loss	(3,106)	(14,799)
Effect of GIA warrants	(39)	––
Net loss - diluted	$(3,145)	$(14,799)
Weighted average shares outstanding - basic and diluted	2,075,000	2,957,000
Loss per common share:
Basic	$(1.50)	$(5.00)
Diluted	$(1.52)	$(5.00)

	Year Ended December 31,		Percent
	2007	2008	Change
Annual Operating Statistics (unaudited):
Available seat miles (000's) (1)	289,297	227,386	-21.4%
Revenue passenger miles (000's) (2)	169,687	127,092	-25.1%
Revenue passengers carried	858,031	629,563	-26.6%
Departures flown	70,222	56,598	-19.4%
Passenger load factor (3)	58.7%	55.9%	-4.8%
Average yield per revenue passenger mile (4)	$0.614	$0.716	16.6%
Revenue per available seat miles (5)	$0.360	$0.400	11.1%
Operating costs per available seat mile (6)	$0.385	$0.511	32.8%
Fuel cost per available seat mile (9)	$0.089	$0.133	49.8%
Average passenger fare (7)	$121.48	$144.61	19.0%
Average passenger trip length (miles) (8)	198	202	2.1%
Aircraft in service (end of period)	35	23	-34.3%
Fuel cost per gallon (incl taxes)	$2.32	$3.36	44.8%

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

9.

“Fuel cost per available seat mile” represents fuel cost divided by the number of available seat miles.

	As of December 31,
(In thousands)	2007	2008
Working Capital	$(13,137)	$(7,747)
Property and Equipment, net	19,998	2,793
Total Assets	39,421	19,370
Long-Term Debt, net of current portion	6,415	2,849
Total Stockholders' Equity (Deficit)	9,401	(4,665)

Item 7.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our financial condition and results of operations in conjunction with the audited financial statements and the notes to those statements included elsewhere in this Form 10-K.  The discussion and analysis throughout this report contains certain forward-looking terminology such as “believes,” “anticipates,” “will,” and “intends” or comparable terminology. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Potential purchasers and current holders of the Company’s securities are cautioned not to place undue reliance on such forward-looking statements, which are qualified in their entirety by the cautions and risks described herein. See “Forward-Looking Statements” at the front of this report. You should specifically consider the various risk factors identified in this Form 10-K that could cause actual results to differ materially from those anticipated in these forward-looking statements.

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

Our most significant challenges relate to:

•

volatility in the price of aircraft fuel, which accounts for 30.6% of our airline operating expenses;

•

a deteriorating economic environment; and

•

securing cost-effective maintenance resources, as the average age of our aircraft fleet increases.

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

During September and October 2008, Gulfstream inaugurated service to five communities from Continental Airline’s hub in Cleveland, Ohio under the Department of Transportation’s Essential Air Service Program, including service to Bradford, Franklin and Dubois in Pennsylvania, as well as Jamestown, New York and Lewisburg, West Virginia. In addition, Gulfstream has taken the opportunity to provide service to routes abandoned by other airlines by utilizing our more efficient turboprop airplanes to replace jet carriers. As such, Gulfstream reallocated capacity within its core Florida and Bahamas route system to proven markets where competitors have reduced or eliminated service.

Cuba and Other Charter Revenue

Gulfstream Air Charter, Inc. (“GAC”), a related company which is owned by Thomas L. Cooper, operates charter flights between Miami and Havana. GAC is licensed by the Office of Foreign Assets Control of the U.S. Department of the Treasury as a carrier and travel service provider for charter air transportation between designated U.S. and Cuban airports.

Pursuant to a services agreement between Gulfstream and GAC dated August 8, 2003 and amended on March 14, 2006, Gulfstream provides use of its aircraft, flight crews, the Gulfstream name, insurance, and service personnel, including passenger, ground handling, security, and administrative. Gulfstream also maintains the financial records for GAC. Pursuant to the March 14, 2006 amended agreement, Gulfstream receives 75% of the operating profit generated by GAC’s Cuban charter operation. Prior to March 14, 2006, Gulfstream received all of the operating profit generated up to a cumulative total of $1 million, and then 75% thereafter.

Prior to January 1, 2008, operating profit earned under the services agreement had been reported in the statement of operations as Academy, charter and other revenue. The Company had evaluated the applicability of Financial Standards Accounting Board (“FASB”) Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, (“FIN 46”) to the accounting by the Company of the services agreement between its wholly-owned subsidiary, Gulfstream, and the Cuba charter business operated by GAC.  The Company had concluded that compliance with the consolidation or disclosure requirements of FIN 46 as it relates to the Cuba charter business would not materially impact the consolidated financial statements of the Company for periods prior to January 1, 2008.

The Company evaluated the applicability of FIN 46 to its results of operations for periods after January 1, 2008. As a result of the increasing significance of the Cuba charter business to our overall performance, we have consolidated the results of the Cuba charter business as a variable interest entity effective January 1, 2008.

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

Academy

The Academy offers training programs for pilots holding commercial multi-engine instrument certifications and at least 190 hours of flying time. Pilots with these ratings are qualified to fly commercial airplanes, but are often unable to find positions with airlines without additional training and flying time. The Academy enhances its students’ career prospects by providing them with the training and experience necessary to obtain pilot positions with commercial airlines. The Academy enrolled 80 and 64 students in 2007 and 2008, respectively, virtually all of whom were hired by airlines after graduation, including those hired by Gulfstream. The Academy’s revenues are included as Academy, Charter and Other Revenue in our statement of income, and its expenses are included as general and administrative expenses.

Current Developments

For the Company, 2008 was very much a transition year. Late 2007 and early 2008 were characterized by an unprecedented rise in fuel prices, extraordinary engine maintenance expenses on our fleet of Embraer Brasilia aircraft and a rapidly weakening economy. In January 2008, we adopted a revised business plan to avoid a liquidity shortfall, and by the end of 2008 we had achieved the following major objectives:

•

Sold our fleet of eight Embraer Brasilia aircraft for net proceeds of $5.1 million, after debt repayment;

•

Redeployed aircraft to profitable routes, both within our traditional markets and to destinations serviced from Cleveland, Ohio;

•

Secured $6.1 million of additional debt capital during the third quarter;

•

Restructured past-due and future creditor obligations exceeding $7 million in December 2008;

•

Increased average fares and initiated excess baggage fees to counter the rising price of jet fuel;

•

Reduced the complexity of our operations by moving to one fleet type; and

•

Implemented substantial capacity-related and structural cost reductions throughout the organization.

During the third and fourth quarters of 2008, we completed the sale of our fleet of eight Embraer Brasilia aircraft. As a result of these sales, we raised cash of approximately $5.1 million, net of expenses and the repayment of $7.2 million of senior bank debt. In conjunction with the sale of our fleet of eight Embraer Brasilia aircraft, we also restructured our route network, resulting in a 35-40% reduction in our flight capacity (available seat miles), and the elimination of city pairs that were no longer profitable with the extraordinary rise in jet fuel prices through July 2008. We also redeployed aircraft to profitable routes by initiating service in September and October 2008 between

Continental Airline’s Cleveland hub and five smaller cities in Pennsylvania, New York and West Virginia as a result of Essential Air Service routes awarded by the Department of Transportation.

We also secured additional capital during the third quarter through the issuance of a $5.1 million senior secured debenture to an institutional lender, as well as the issuance of a $1.0 million unsecured debenture to an entity in which  members of the Company’s Board of Directors own a minority interest. The net proceeds from these debt financings were approximately $5.0 million and were used to repay $754,000 of principal and interest outstanding under the Company’s revolving credit line, with the balance being used for general corporate purposes.

The final major step to improve our liquidity involved the restructuring of over $7.0 million in creditor obligations owed primarily to Raytheon Aircraft Credit Corporation (“RACC”), our principal aircraft lessor, and Pratt & Whitney Canada (“P&WC”), our engine maintenance vendor. On December 19, 2008, we entered into a restructuring agreement (the “Agreement”) with RACC, as well as an amended engine maintenance agreement with P&WC (the “P&WC Agreement”). If we did not complete this multiple-party restructuring, RACC may have declared us in default with respect to our aircraft leases and demanded return of the aircraft, or P&WC may have withheld further engine maintenance services.

The latter half of 2008 was primarily characterized by substantial reductions in capacity and a corresponding decrease in operating costs. The rate of overall cost reductions during the year was not as immediate as our capacity-related revenue reductions, because of the complexities and delays associated with introducing extensive schedule changes, implementing price increases and completing staff reductions and retraining procedures. As a result, our unit operating cost (cost per available seat mile) remained higher than our unit revenue (revenue per available seat mile) throughout most of 2008. Our unit operating costs during 2008 included an unprecedented rise in fuel prices causing an annual increase in fuel cost per available seat mile of 49.8% compared to 2007.

The following factors are expected to have a significant influence on the improvement we expect in our 2009 operating performance compared with our 2008 results:

•

The price of jet fuel declined dramatically, at a rate even faster than it had escalated, after peaking in July 2008. The price of jet fuel is now lower than it was a year ago. The weakened global economic fundamentals seem to be a stabilizing influence with respect to avoiding the extreme fuel price volatility experienced during 2008, at least for the foreseeable future;

•

The sale of our Embraer fleet of eight aircraft will result in lower engine maintenance costs in 2009, and will also reduce the complexity and cost associated with flying two different aircraft types;

•

 We reduced our lift capacity (ASMs, or available seat miles) by 35-40% in October 2008 to enable us to balance our capacity to reduced demand resulting from a declining economy;

•

We substantially increased our average ticket prices;

•

We redeployed assets to profitable routes by initiating service in September 2008 between Continental Airline’s Cleveland hub and five smaller cities in Pennsylvania, New York and West Virginia in conjunction with Essential Air Service routes awarded by the Department of Transportation. This revenue source, which is subsidized by the Department of Transportation, is relatively stable especially in a declining economic environment;

•

We added excess baggage fees, consistent with practices adopted throughout virtually the entire airline industry;

•

We implemented substantial capacity-related and structural cost reductions during 2008; and

•

Our cash flow from operations in 2009 and thereafter will benefit from the realization of net operating loss tax carry forwards available in 2009 and subsequent years.

Throughout 2008, we faced substantial internal and external operating and liquidity challenges. We responded by selling assets, raising additional capital, and restructuring creditor obligations. We believe we are now positioned to benefit from the fundamental improvements that were implemented or occurred during 2008, which include lower and more stable jet fuel prices; higher average fares and increased fees for excess baggage; substantially reduced lift capacity to equate to the decline in demand; structural cost reductions throughout the organization; and the cost efficiency of a single aircraft fleet. Based on these factors, we expect to be able to fund our operations and obligations for the foreseeable future from cash flow generated through operations. However, given the risk of a further weakening in the global and domestic economy and the potential for continued volatility in the price of jet fuel, we can make no assurance that we will be able to fund our operations and obligations from internal cash flow generation in the long term.

Results of Operations

Comparative Years Ended December 31, 2007 and 2008

As a result of the increasing significance of the Cuba charter business to our overall performance, we have consolidated the results of the Cuba charter business as a variable interest entity for the year ended December 31, 2008 pursuant to the requirements of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities. For the year ended December 31, 2008, gross revenue and operating expenses are included in the Consolidated Statement of Operations, and the operating profit of the Cuba charter business is included in consolidated net income. Conversely, for year ended December 31, 2007, the operating profit of the Cuba charter business was included as a component of Revenue, and gross revenue and operating expenses were excluded from the Consolidated Statement of Operations.

The following table sets forth our financial results for the years 2007 and 2008.

	Year Ended December 31,		Percent
	2007	2008	Change
	(In thousands, except per share data)
Revenue
Airline passenger revenue	$104,230	$91,039	-12.7%
Academy, charter and other revenue	8,066	14,217	76.3%
Total Revenue	112,296	105,256	-6.3%

Operating Expenses
Flight operations	13,794	13,177	-4.5%
Aircraft fuel	25,774	30,350	17.8%
Aircraft rent	6,430	5,593	-13.0%
Maintenance	24,574	24,478	-0.4%
Passenger service	23,312	21,759	-6.7%
Promotion & sales	7,782	6,623	-14.9%
General and administrative	7,325	7,110	-2.9%
Depreciation and amortization	3,761	2,754	-26.8%
Loss on sale of equipment	––	4,754	––
Goodwill impairment	2,391	2,703	13.0%
Operating Expenses	115,143	119,301	3.6%
Loss from operations	(2,847)	(14,045)	393.3%

Non-Operating Income and (Expense)
Interest expense	(1,146)	(1,306)	14.0%
Loss on extinguishment of debt	(174)	––	-100.0%
Other income	227	43	-81.1%
Non-Operating Income and (Expense)	(1,093)	(1,263)	15.6%
Loss before taxes	(3,940)	(15,308)	288.5%
Benefit for income taxes	(834)	(509)	-39.0%
Net loss	$(3,106)	$(14,799)	376.5%

Operating Statistics. The following table sets forth our major operational statistics and the percentage-of-change for the years identified below.

	Year Ended December 31,		Percent
	2007	2008	Change
Annual Operating Statistics (unaudited):
Available seat miles (000's) (1)	289,297	227,386	-21.4%
Revenue passenger miles (000's) (2)	169,687	127,092	-25.1%
Revenue passengers carried	858,031	629,563	-26.6%
Departures flown	70,222	56,598	-19.4%
Passenger load factor (3)	58.7%	55.9%	-4.8%
Average yield per revenue passenger mile (4)	$0.614	$0.716	16.6%
Revenue per available seat miles (5)	$0.360	$0.400	11.1%
Operating costs per available seat mile (6)	$0.385	$0.511	32.8%
Fuel cost per available passenger miles (9)	$0.089	$0.133	49.8%
Average passenger fare (7)	$121.48	$144.61	19.0%
Average passenger trip length (miles) (8)	198	202	2.1%
Aircraft in service (end of period)	35	23	-34.3%
Fuel cost per gallon (incl taxes)	$2.32	$3.36	44.8%

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

9.

“Fuel cost per available seat mile” represents fuel cost divided by the number of available seat miles.

Net Income. The consolidated net loss for the year ended December 31, 2008 was $14.8 million compared to a net loss of $3.1 million for the year ended December 31, 2007. Our net loss in 2008 was affected by three significant non-cash charges; (1) a pre-tax $4.8 million non-recurring charge related to the sale of our fleet of eight Embraer aircraft; (2) a goodwill impairment pre-tax charge of $2.7 million related to the Academy; and (3) a valuation allowance of $4.0 million related to the write-down of deferred tax assets.

In terms of operations, our net loss in 2008 was also significantly affected by the unprecedented rise in fuel prices during 2008, as well as increased maintenance expenses related to engine overhaul expenses for our Embraer aircraft.

Our consolidated net loss for 2007 was $3.1 million and included a goodwill impairment pre-tax charge of $2.4 million related to the Academy.

Operating Income. The consolidated operating loss for 2008 was $14.0 million compared to an operating loss of $2.8 million for 2007. The following table identifies the operating profit impact of each of our respective operating components, including, for 2008, a pre-tax $4.8 million non-recurring charge related to the sale of our fleet of eight Embraer aircraft and  a goodwill impairment pre-tax charge of $2.7 million related to the Academy. In 2007, we recognized a goodwill impairment pre-tax charge of $2.4 million related to the Academy.

	Year Ended December 31,
(In thousands)	2007	2008
Airline and charter	3,101	(6,944)
Academy	(2,422)	(3,063)
Total income (loss) from operations	679	(10,007)
Less: General and administrative	3,526	4,038
Consolidated loss from operations	(2,847)	(14,045)

The operating loss of the Airline and charter operation in 2008 was $6.9 million compared to an operating profit of  $3.1 million in 2007. The year over year decline in profitability resulted primarily from the unprecedented rise in fuel prices during 2008, increased maintenance expenses related to engine overhaul expenses for our Embraer aircraft, and the loss on sale of the aircraft, which were sold during the second half of 2008.

Loss on Sale of Property and Equipment. During the third and fourth quarters of 2008, we completed the sale of our fleet of eight Embraer Brasilia aircraft for a total gross purchase price of $12.8 million. As a result of these sales, we raised cash of approximately $5.1 million, net of expenses and the repayment of $7.2 million of senior bank debt during July 2008. As a result of these transactions, the Company recognized a pre-tax loss of $4.8 million during 2008.

Impairment Charge. We review for the impairment of identifiable intangible assets at least annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets”. Goodwill of $5,094,000 was recorded in connection with the acquisition of the Academy and consisted of the excess of cost over the fair value of net assets acquired.

Operating profits and cash flows of the Academy in 2007 were lower than expected due to the negative impact on enrollment caused by an industry-wide pilot shortage and the resulting lowered hiring minimums required by many regional airlines. Therefore, an impairment charge of $2.391 million was recognized in the Consolidated Statement of Operations for the year ended December 31, 2007.

Operating profits and cash flows of the Academy in 2008 were lower than expected due to the negative impact on student enrollment caused by industry-wide capacity reductions and pilot furloughs due to high fuel prices and a declining economy. Given these circumstances, the remaining goodwill value was eliminated by recognition of an impairment charge of $2.7 million in the Consolidated Statement of Operations for the year ended December 31, 2008.

Revenues. Consolidated revenue decreased 6.3% to $105.3 million in 2008 from $112.3 million in 2007. The overall revenue decrease was due principally to a 21.4 % capacity reduction in 2008 that led to a 15.1% decline in passenger revenue during 2008, offset by the inclusion of $8.0 million of charter revenue during 2008 resulting from the consolidation of our Cuba charter business as a variable interest entity effective January 1, 2008. During 2007, only the operating profit from the Cuba charter business was included as Charter and other revenue. The following table identifies the revenue contribution from each of our operating components.

	Year Ended December 31,		Percent
(In thousands)	2007	2008	Change
Revenue
Airline passenger revenue	$104,230	$88,527	-15.1%
Essential Air Service	––	2,512	––
Charter and other revenue	5,345	5,215	-2.4%
Cuba charter	836	7,987	855.4%
Academy	3,768	2,712	-28.0%
Intercompany revenue elimination	(1,883)	(1,697)	-9.9%
Total Revenue	$112,296	$105,256	-6.3%

 Airline Passenger Revenue.  Airline passenger revenue decreased 15.1% for 2008 compared to 2007.  This decrease was primarily attributable to a 26.6% decrease in the number of passengers carried, partially offset by a 19.0% increase in average fares.

We reduced our available seat mile capacity for 2008 by 21.4% compared to 2007. Our average passenger fare increased during 2008 to $144.61 from $121.48 during 2007. Increased fares and excess baggage fees helped to offset higher fuel prices. They also contributed, along with capacity reductions, to a decline in the number of passengers flown.

Charter, Cuba Operations and Other Revenue. Revenue from charter and other revenue decreased 2.4% to $5.2 million for 2008 from $5.3 million for 2007. Revenue from Cuba charter operations was $8.0 million for 2008 compared to $0.8 million for 2007. This overall increase was due primarily to a change in accounting treatment effective January 1, 2008 relating to the consolidation of the Cuba charter business as a variable interest entity. The change resulted in the inclusion of $8.0 million of revenue for our Cuba charter business for 2008. Conversely, for 2007, only the operating profit of $0.8 million from the Cuba charter business was included as Revenue.

Academy Revenue. Academy revenue decreased 28% for 2008 compared to 2007.  The decrease related to a decline in intercompany revenue charged to Gulfstream for pilot training of flight crews due to lower pilot attrition rates, as well as fewer commercial pilot students due to a contraction of demand for pilots within the airline industry.

Airline Operating Expenses. The following table presents Gulfstream’s operating expenses, before general and administrative expenses and the elimination of intercompany expenses, for 2007 and 2008:

	Annual Operating Costs			Percentage of Airline Revenue
(In thousands)	2007	2008	Percent Change	2007	2008
Flight operations	$15,677	$14,874	-5.1%	15.0%	15.0%
Aircraft fuel	25,774	30,350	17.8%	24.7%	30.6%
Aircraft rent	6,430	5,593	-13.0%	6.2%	5.6%
Maintenance	24,574	24,478	-0.4%	23.6%	24.7%
Passenger service	23,312	21,759	-6.7%	22.4%	22.0%
Promotion & sales	7,782	6,623	-14.9%	7.5%	6.7%
Loss on sale of equipment		4,754			4.8%
Depreciation and amortization	3,761	2,754	-26.8%	3.6%	2.8%
Total	$107,310	$111,185	3.6%	103.0%	112.3%

Flight Operations. Major components of flight operations expense include salaries for pilots, flight attendants and other operations personnel, as well as pilot training expenses.

Flight operations expenses for 2008 declined by 5.1% to $14.9 million compared to $15.7 million for the same period last year.  These expense declines were due mostly to capacity reductions instituted during 2008 due to the sale of our Embraer aircraft, as well as lower pilot training expenses during 2008 as pilot turnover abated from higher levels during 2007.  Flight operations expenses for 2008 also included $2.4 million resulting from the consolidation of our Cuba charter business as a variable interest entity. A similar expense is not included for 2007.

Aircraft Fuel. As a result of rising fuel prices during the first half of 2008, our average price for jet fuel for 2008 increased to $3.36 per gallon, an increase of 44.8% from $2.32 per gallon for 2007.

The Company is a party to derivative instruments for the purpose of hedging the risks of increases in jet fuel prices through February 2009 covering approximately 20% of its estimated fuel usage. These fuel hedge contracts were established effective September 1, 2008 as a requirement of the lender pursuant to the Securities Purchase Agreement for the issuance of the senior debentures. (See Note 11 to the consolidated financial statements).

The Company recognized a loss on settled hedges of $340,000 during 2008. At December 31, 2008, the Company had outstanding fuel hedge contracts encompassing 168,000 gallons of jet fuel through February 2009 at a fixed price of $3.37 per gallon. At December 31, 2008, the Company recognized unrealized losses of $314,000 on outstanding fuel hedge contracts.

Aircraft Rent. Aircraft rent is related to the lease costs associated with our 23 Beech 1900D aircraft. Lease expenses for 2008 declined by 13.0% to $5.6 million compared to $6.4 million for 2007.  The lease cost decreased primarily due to four aircraft that were taken out of service during 2008.

Maintenance and repairs expense. Major components of maintenance and repair expense include salaries and wages, repair parts and materials, and expenses incurred from third party service providers required to maintain our aircraft engines.

During 2008, maintenance expense decreased 0.4% to $24.5 million from $24.6 million for 2007. Maintenance expense increased as a percentage of airline revenue primarily as a result of increased material and repair costs associated with our Embraer fleet and a new engine overhaul contract for our Beechcraft 1900D fleet requiring higher hourly payments, as well as $0.8 million of maintenance expense associated with the consolidation as a variable interest entity of our Cuba charter business for 2008. A similar expense was not included for 2007.

Passenger Service. Major components of passenger service expense include ground handling services, airport counter and gate rentals, wages paid to airport employees, passenger liability insurance, security and miscellaneous passenger-related expenses. Passenger service expense declined 6.7% to $21.8 million for 2008 from $23.3 million for 2007, due primarily to cost reductions implemented as part of our revised business plan. The cost reductions more than offset a $2.2 million increase attributable to passenger service expense associated with the consolidation of our Cuba charter business as a variable interest entity for 2008.

Promotion and Sales. Major components of promotion and sales expense include credit card commissions, travel agent commissions and reservation system fees. Promotion and sales expense decreased 14.9% to $6.6 million for 2008 from $7.8 million for 2007. These expense decreases were due primarily to the affect of capacity reductions compared to the same periods last year. The year-over-year expense decline was understated by $0.7 million of expense in 2008 attributable to passenger service expense associated with the consolidation of our Cuba charter business as a variable interest entity.

Depreciation and amortization expense. Depreciation and amortization expense decreased to $2.8 million for 2008 from $3.8 for last year. This decrease was primarily due to the sale of our fleet of eight Embraer aircraft during the third quarter of 2008.

General and Administrative and Academy Operating Expense. Our consolidated general and administrative expenses include the expenses of the Academy, as set forth in the following table.

	Year Ended December 31,		Percent
(In thousands)	2007	2008	Change
General and administrative expenses	$3,526	$4,038	14.5%
Academy expenses	3,799	3,072	-19.1%
Consolidated general and administrative	$7,325	$7,110	-2.9%

General and administrative expenses, excluding Academy expenses, increased 14.5% to $4.0 million for 2008 from $3.5 million for last year. Most of this increase was attributable to public-company expenses, including accounting and legal expenses and director’s fees.

Academy expenses decreased by 19.1% to $3.1 million for 2008 from $3.8 million for 2007 due primarily to a lower student count and lower expenses associated with flight simulator rentals.

Non-Operating Income and Expense. Interest expense increased 14.0% to $1.3 million for 2008 compared to $1.1 million last year. During 2007, interest expense related to $3.3 million of subordinated debt that was redeemed in December 2007 from proceeds of our initial public offering of common stock, senior bank loans associated with our fleet of Embraer aircraft, and our revolving credit line of $750,000. The senior bank loans were repaid during 2008 at the time of the sale of our fleet of Embraer aircraft, and our revolving credit line was repaid as well. Unamortized debt discount and expenses associated with the retired debt were charged to interest expense in 2008. In September 2008, the Company issued $6.1 million of debentures.

Income Taxes. We recognized a benefit for income taxes for 2007 and 2008 associated with our pre-tax loss for both periods. As of December 31, 2008, net deferred tax assets of $5.9 million related primarily to net operating losses. We believe we will begin to utilize the net operating losses to offset pre-tax income beginning in 2009.  However, a $3.9 valuation allowance was provided as of December 31, 2008 related to net deferred tax assets. Visibility regarding the operating environment beyond 2009 has become more uncertain due to the rapid decline in the economy, which accelerated significantly during the fourth quarter of 2008.

LIQUIDITY AND CAPITAL RESOURCES

Overview

Liquidity refers to the liquid financial assets available to fund our business operations and pay for near-term obligations. These liquid financial assets consist of cash as well as short-term investments. As of December 31, 2008, our cash and cash equivalents balance was $3.2 million and our negative working capital was $7.7 million compared to negative working capital of $13.1 million as of December 31, 2007. Our cash requirements have historically been satisfied through a combination of cash flow from operations and debt and equity financings.

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

We used approximately $3.3 million of the proceeds to fully redeem our 12% subordinated debentures during December 2007, which were due to mature on March 14, 2009. The remaining funds were available for general working capital purposes.

Our liquidity position during the first three quarters of 2008 had been severely impacted by the rapid escalation of jet fuel prices between October 2007 and July 2008, as well as substantial engine overhaul expenses associated with our Embraer Brasilia aircraft during 2007 and the first half of 2008.

In order to fund the expected liquidity shortfall during 2008, we initiated efforts during the first quarter to sell our eight Embraer aircraft, raise additional debt capital, and restructure past-due and future creditor obligations. During the third and fourth quarters of 2008, we completed the sale of our fleet of eight Embraer Brasilia aircraft. As a result of these sales, we raised cash of approximately $5.1 million, net of expenses and the repayment of $7.2 million of senior bank debt. In conjunction with the sale of our fleet of eight Embraer Brasilia aircraft, we also restructured our route network, resulting in a 35-40% reduction in our flight capacity (available seat miles), and the elimination of city pairs that were no longer profitable with the extraordinary rise in jet fuel prices through July 2008. We also redeployed aircraft to profitable routes by initiating service in September and October 2008 between Continental Airline’s Cleveland hub and five smaller cities in Pennsylvania, New York and West Virginia as a result of Essential Air Service routes awarded by the Department of Transportation.

We also secured additional capital during the third quarter through the issuance of a $5.1 million senior secured debenture to an institutional lender, as well as the issuance of a $1.0 million unsecured debenture to an entity in which certain members of our Board of Directors own a minority interest. The net proceeds from these debt financings were approximately $5.0 million and were used to repay $754,000 of principal and interest outstanding under the Company’s revolving credit line, with the balance being used for general corporate purposes.

The final major step to improve our liquidity involved the restructuring of over $7.0 million in past-due and future  obligations owed primarily to Raytheon Aircraft Credit Corporation, our principal aircraft lessor, and Pratt & Whitney Canada, our engine maintenance vendor. On December 19, 2008, we entered into a restructuring agreement with Raytheon Aircraft Credit Corporation, as well as an amended engine maintenance agreement with Pratt & Whitney Canada. If we did not complete this multiple-party restructuring, Raytheon Aircraft Credit Corporation may have declared us in default with respect to our aircraft leases and demanded return of the aircraft, or Pratt & Whitney Canada may have withheld further engine maintenance services.

Throughout 2008, we faced substantial internal and external operating and liquidity challenges. We responded by selling assets, raising additional capital, and restructuring creditor obligations. We believe we are now positioned to benefit from the fundamental improvements that were implemented or occurred during 2008, which include: higher average fares and increased fees for excess baggage; substantially reduced lift capacity to equate to declining demand; structural cost reductions throughout the organization; and the cost efficiency of a single aircraft fleet. Based on these factors, and lower and more stable jet fuel prices, we expect to be able to fund our operations and obligations for the foreseeable future from cash flow generated through operations. However, given the risk of a further weakening in the global and domestic economy and the potential for continued volatility in the price of jet fuel, we can make no assurance that we will be able to fund our operations and obligations from internal cash flow generation in the long term.

The following table summarizes key cash flow information for the years ended December 31, 2007 and 2008:

	Year Ended December 31,
Cash Flow Data:	2007	2008
Cash Flow Provided by (used in):
Operating Activities	6,116	(8,447)
Investing Activities	(6,219)	10,484
Financing Activities	898	(2,760)
Net increase (decrease) in cash and cash equivalents	795	(723)

Operating activities.

Cash used in operating activities was $8.8 million for 2008 compared to $6.1 million provided by operating activities for 2007. Most of this year-to-year decline in cash flow from operations resulted from the repayment of liabilities, as well as the decline in our net income compared to last year, which was significantly impacted during 2008 by substantial increases in jet fuel costs and increased maintenance expenses related primarily to our fleet of eight Embraer Brasilia aircraft.

Investing activities.

Cash provided by investing activities was $10.5 million for 2008 compared to cash used of $6.2 million for the same period last year.  Cash used in investing activities for both periods was primarily related to capitalized engine overhauls for certain of our Embraer Brasilia aircraft. Cash provided by investing activities in 2008 resulted from the sale of our Embraer Brasilia aircraft during the third quarter.

Financing activities.

Cash provided by financing activities for 2008 included $6.1 million of face value from the issuance of debentures during the third quarter of 2008, and $0.8 million of net proceeds from the sale to the underwriter of over-allotment shares associated with our initial public offering in December 2007, both of which were offset by debt repayments of $9.4 million, including aircraft financing for aircraft sold in 2008. Cash provided by financing activities for 2007 was due to net proceeds from our initial public offering in December 2007, which was largely offset by repayments of debt.

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

The senior debenture bears interest at the higher of prime plus 4% or 11%.  Principal and interest is payable monthly over a 36 month term. The senior debentures are secured by the Company’s assets and guaranteed by its subsidiaries.  The senior debenture contains events of default, which if not waived by the lender, would entitle the lender to accelerate the due date of the Senior Debenture. On September 30, 2008, we were in violation of the covenant to maintain a minimum monthly accounts receivable balance of $3.5 million, with an accounts receivable balance on such date of $3.1 million.  The lender granted a one-time waiver with respect to non-compliance with this financial covenant. In addition, we obtained a waiver on March 19, 2009 from the lender relating to non-compliance with the covenant for minimum quarterly EBITDA for the quarter ended December 31, 2008.

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

On September 16, 2008, the Company issued a $1.0 million 12% junior subordinated debenture (the “junior debenture”) and a warrant to purchase up to 225,000 shares of the Company’s common stock to an entity in which certain members of the Board of Directors of the Company own a minority interest. The junior debenture is payable in a lump sum payment due at maturity on November 16, 2011.  Interest is payable at $50,000 annually, and excess interest accrued but unpaid is due at the end of the 24th and 36th months and at maturity.  At the option of the holder, the junior debentures may be converted into shares of the Company’s common stock at a conversion price of $3.00 per share.

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

The Company established fuel hedge contracts effective September 1, 2008 for the purpose of hedging the risk of increases in jet fuel prices through February 2009 covering approximately 20% of its estimated fuel usage.  These fuel hedge contracts were a requirement by the lender pursuant to the Securities Purchase Agreement for the issuance of the Senior Debentures (See Note 8 and Note 11 to the consolidated financial statements).

The Company recognized a loss on settled hedges of $340,000 for 2008.  At December 31, 2008, the Company recognized unrealized losses of $314,000 on outstanding fuel hedge contracts and included such amount in Accumulated Other Comprehensive Loss.  At December 31, 2008, the Company had outstanding fuel hedge contracts encompassing 168,000 gallons of jet fuel through February 2009 at a fixed price of $3.37 per gallon. The realized loss as of February 28, 2009 on contracts open as of December 31, 2008 amounted to $332,000.

We perform our airplane maintenance and repairs primarily at our maintenance hangar located at Hollywood- Fort Lauderdale Airport. The lease on our Fort Lauderdale facility is renewed for one-year terms and is currently set to expire on May 31, 2009. We are currently engaged in negotiations to renew this lease for an additional term. If this lease were not renewed, we would likely incur an increase in our lease and related costs of up to $100,000 per year. Our current lease cost is approximately $220,000 per year.

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

Revenue Recognition. Passenger revenue is recognized when transportation service is provided.  Approximately 96% of the passenger tickets for travel on the Company’s airline are off-line ticket sales (sold by another airline and used on GIA) and are settled through interline clearing-houses. The majority of these tickets are sold by Continental as a result of the Company’s alliance agreement with them.  The Company receives the sales proceeds from these ticket sales by monthly settlements with selling carriers through interline clearing-houses when travel has been completed.  Since these are off-line ticket sales with respect to the Company, refunds and exchanges are the responsibility of and completed by the airline that sold the ticket.

Approximately 4% of the passenger ticket sales for travel on the Company’s airline are on-line tickets (sold by an airline and used on that airline) sold directly by the Company.  Passenger revenue associated with these tickets is recognized when transportation is provided or when the ticket expires, rather than when a ticket is sold.  These tickets expire one year from the date of issue.  The Company is required to charge certain taxes and fees on these tickets.  These taxes and fees include U.S. federal transportation taxes, federal security charges, airport passenger facility charges and foreign arrival and departure taxes.  These taxes and fees are legal assessments on the customer.  As we have a legal obligation to act as a collection agent with respect to these taxes and fees, these amounts are not included in passenger revenue.  These taxes and fees are recorded as a liability when the amounts are collected and the liability is relieved when payments are made to the applicable government agency or operating carrier.

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

Frequent Flyer Awards. In connection with its several code share agreements, Gulfstream participates in the respective frequent flyer programs of its code share partners.  However, our code share partners are responsible for the overall administration and costs of the program.

Passengers on our airline, who are also participants in the frequent flyer programs of our code share partners, can earn mileage credits in those programs for travel on our airline. Gulfstream incurs costs from its code share partners for mileage credit earned by these passengers in accordance with rates specified in the respective code share agreements.

In addition, participants in these frequent flyer programs may use mileage accumulated in those programs to obtain free trips on one of Gulfstream’s flights.  Gulfstream receives revenue from its code share partners for travel awards redeemed by its participants on Gulfstream’s flight segments in accordance with rates specified in the respective code share agreements.

Maintenance and Repair Costs. Gulfstream operates under an FAA-approved continuous inspection and maintenance program. Routine maintenance and repairs are charged to operations as incurred. We account for major engine maintenance activities for our Beechcraft 1900D leased aircraft on the direct expense method. Under this method, major engine maintenance is performed under a long-term contract with a third party vendor, whereby monthly payments are made on the basis of hours flown and are charged to expense as incurred.

Major engine maintenance for our Embraer 120 Brasilia owned aircraft is based on the built-in overhaul method.  The built-in overhaul method is based on segregation of the aircraft costs into those that should be depreciated over the useful life of the aircraft and those that require overhaul at periodic intervals. Thus, the estimated cost of the overhaul component included in the purchase price was allocated separately from the cost of the airframe. The initial overhaul component was determined based on estimated flying hours remaining to overhaul.  These capitalized overhaul components are amortized based on the ratio of monthly hours flown to estimated hours remaining to overhaul.  When major overhaul expenses are incurred, any unamortized balances are charged to current operating expense and the cost of the new overhaul is capitalized and amortized in the same manner.  During 2008, the eight Embraer 120 Brasilia aircraft were sold.

Impairment of Long-Lived and Intangible Assets. We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Stock-Based Compensation. Effective January 1, 2006, the Company adopted the accounting and disclosure provisions of SFAS No. 123(R), "Share-Based Payment", which requires that new, modified and unvested share based payment transactions with employees, such as stock options and restricted stock, be measured at fair value on the grant date and recognized as compensation expense over the vesting period.

Our Stock Incentive Plan was adopted by the board of directors and it was approved by our stockholders in 2006. Prior to 2006, there were no stock options outstanding.  See Note (13) Stock Options for a description of the Company’s Stock Incentive Plan, and information regarding stock options granted during 2007 and 2008.

Earnings Per Share The Company computes earnings per share in accordance with the provisions of SFAS No. 128, "Earnings per Share". Under the provisions of SFAS No. 128, basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period presented.  Diluted net income or loss per share reflects the potential dilution that could occur from common stock issuable through stock based compensation including stock options, restricted stock awards, warrants and other convertible securities, as well as warrants issued by GIA.

	Year ended December 31,
	2007	2008
Net loss	$(3,106,000)	$(14,799,000)
Effect of GIA warrants	(39,000)	––
Net loss - diluted	$(3,145,000)	$(14,799,000)

Weighted average of shares outstanding - basic and diluted	2,075,000	2,957,000
Loss per common share:
Basic	$(1.50)	$(5.00)
Diluted	$(1.52)	$(5.00)

In 2007 and 2008 there were 321,000 and 1,577,000 shares respectively, attributable to stock options and warrants that have been excluded from the weighted average shares outstanding because the effect on earnings (loss) per share would have been anti-dilutive.

New Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements -- an amendment of ARB No. 51” ("SFAS 160"). SFAS 160 requires that ownership interests in subsidiaries held by parties other than the parent, and the amount of consolidated net income, be clearly identified, labeled, and presented in the consolidated financial statements within equity, but separate from the parent's equity. It also requires once a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary be initially measured at fair value. Sufficient disclosures are required to clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS 160 will be effective for the Company beginning January 1, 2009. The Company does not anticipate the adoption of this SFSA will have a material effect on its financial statements.

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

In June 2008, the FASB ratified the consensus reached on EITF Issue No. 07-05, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock. EITF Issue No. 07-05 clarifies the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which would qualify as a scope exception under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. EITF Issue No. 07-05 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption for an existing instrument is not permitted. Accordingly, on January 1, 2009 the Company may be required to reclassify a warrant of 191,000 from equity as a liability at its fair value. The applicable warrants expire on September 19, 2011.

In October 2008 the FASB issued FSP FAS 157—3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (FSP FAS 157—3). FSP FAS 157—3 clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial instrument when the market for that financial asset is not active. The FSP was effective upon issuance, including prior periods for which financial statements have not been issued. The Company maintains its excess cash in cash type instruments such as certificates of deposits or money market funds, which are defined as cash, and as such would not be covered by FASB 157.

Management does not believe that any other recently issued, but not yet effective, accounting standard, if currently adopted, would have a material effect on the accompanying financial statements.

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

We are a party to derivative instruments for the purpose of hedging the risks of increases in jet fuel prices through February 2009 covering approximately 20% of its estimated fuel usage. These fuel hedge contracts were established effective September 1, 2008 as a requirement by the lender pursuant to the Securities Purchase Agreement for the issuance of the Senior Debentures. (See Note 11 to the consolidated financial statements).

These derivative contracts qualify as cash flow hedging instruments and are reported on the balance sheet at their fair value. The gain or loss on the effective portion of the hedge is reported as a component of Other Comprehensive Income. Amounts included in Accumulated Other Comprehensive Loss are reclassified into net earnings in the same period in which the hedged fuel is purchased.

We recognized a loss on settled hedges of $340,000 for 2008.  At December 31, 2008, we recognized unrealized losses of $314,000 on outstanding fuel hedge contracts and included such amount in Accumulated Other Comprehensive Loss.  At December 31, 2008, we had outstanding fuel hedge contracts encompassing 168,000 gallons of jet fuel through February 2009 at a fixed price of $3.37 per gallon. The realized loss as of February 28, 2009 on contracts open as of December 31, 2008 amounted to $332,000. Since February 28, 2009, we are not a party to any derivative or other arrangement designed to hedge against or manage the risk of an increase in fuel prices. Accordingly, our statements of income and cash flows after that date will continue to be affected by changes in the price and availability of fuel.

Interest Rates. The rate of interest of our senior debentures is based on the higher of 11%, or prime plus 4%, which currently equates to 7.25%. Therefore, our statement of operations and our cash flows are not exposed to moderate changes in interest rates, or unless the prime rate increases to more than twice its present rate.

Item 8.

Financial Statements and Supplementary Data

The information set forth below should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” appearing elsewhere herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Gulfstream International Group, Inc.

We have audited the accompanying consolidated balance sheet of Gulfstream International Group, Inc. as of December 31, 2008 and the related consolidated statements of operations, changes in stockholders’ equity (deficit) and cash flows for the year ended December 31, 2008.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2008 and the results of operations and cash flows for the year ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

/s/ McKean, Paul, Chrycy, Fletcher & Co.

McKean, Paul, Chrycy, Fletcher & Co

Miami, FL

March 24, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Gulfstream International Group Inc.

We have audited the accompanying consolidated balance sheet of Gulfstream International Group Inc. (the "Company") as of December 31, 2007 and the related consolidated statements of operations, changes in stockholders’ equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2007 and the results of their operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/Rotenberg Meril Solomon Bertiger & Guttilla, P.C.

Rotenberg Meril Solomon Bertiger & Guttilla, P.C.

Saddle Brook, NJ

April 11, 2008

GULFSTREAM INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

	As of December 31,
	2007	2008
Assets
Cash and cash equivalents	$3,938	$3,215
Accounts receivable, net	2,910	4,205
Due from related entity	640	––
Expendable parts	1,951	1,194
Prepaid expenses	539	648
Total Current Assets	9,978	9,262

Property and Equipment
Flight equipment	23,855	3,366
Other property and equipment	1,533	1,373
Less - accumulated depreciation	(5,390)	(1,946)
Property and Equipment, net	19,998	2,793
Intangible assets, net	4,053	3,778
Goodwill	2,703	––
Deferred tax assets	1,509	2,032
Other assets	1,180	1,505
Total Assets	$39,421	$19,370

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities
Accounts payable and accrued expenses	$15,869	$9,566
Accounts payable - restructured, current portion	––	2,432
Long-term debt, current portion	2,268	529
Engine return liability, current portion	3,300	2,263
Air traffic liability	1,270	1,491
Deferred tuition revenue	408	728
Total Current Liabilities	23,115	17,009

Long-term Liabilities
Accounts payable - restructured, net of current portion	––	1,486
Long-term debt, net of current portion	6,415	2,849
Engine return liability, net of current portion	490	461
Warrant liability	––	2,229
Total Liabilities	30,020	24,035

Commitments and Contingencies

Stockholders' Equity (Deficit)
Common stock	28	30
Additional paid-in capital	12,234	13,088
Common stock warrants	61	252
Accumulated deficit	(2,922)	(17,721)
Accumulated other comprehensive loss	––	(314)
Total Stockholders' Equity (Deficit)	9,401	(4,665)
Total Liabilities & Stockholders' Equity (Deficit)	$39,421	$19,370

The accompanying notes are an integral part of these consolidated financial statements

GULFSTREAM INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Years Ended
	December 31,
	2007	2008
Operating Revenues
Passenger revenue	$104,230	$88,526
Academy, charter and other revenue	8,066	16,730
Total Operating Revenues	112,296	105,256

Operating Expenses
Flight operations	13,794	13,177
Aircraft fuel	25,774	30,350
Maintenance	24,574	24,478
Passenger and traffic service	23,312	21,759
Aircraft rent	6,430	5,593
Promotion and sales	7,782	6,623
General and administrative	7,325	7,110
Depreciation and amortization	3,761	2,754
Goodwill impairment	2,391	2,703
Loss on sale of equipment	––	4,754
Total Operating Expenses	115,143	119,301

Operating loss	(2,847)	(14,045)

Non-operating (Expense) Income
Interest expense	(1,146)	(1,306)
Interest Income	141	38
Loss on extinguishment of debt	(174)	––
Other income	86	5
Total non-operating expense	(1,093)	(1,263)

Loss before provision for income taxes	(3,940)	(15,308)
Income tax provision (benefit)	(834)	(509)

Net Loss	$(3,106)	$(14,799)
Net loss per share:
Basic	$(1.50)	$(5.00)
Diluted	$(1.52)	$(5.00)
Shares used in calculating net loss per share:
Basic	2,075	2,957
Diluted	2,075	2,957

The accompanying notes are an integral part of these consolidated financial statements.

GULFSTREAM INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2007 and 2008

	Years Ended December 31,
	2007	2008
Cash Flows From Operating Activities:	(In thousands)
Net income (loss)	$(3,106)	$(14,799)
Adjustment to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Loss on disposal of equipment	––	4,754
Depreciation and amortization	3,762	2,754
Goodwill impairment	2,391	2,703
Deferred income tax provision	(1,037)	(524)
Amortization of deferred finance costs	134	713
Share-based compensation	279	50
Write-off of unamortized overhaul costs	––	573
Amortization of warrant discount	––	69
Minority interest	(5)	––
Provision for Bad Debts	––	6
Loss on extinguishment of debt	174	––
Changes in operating assets and liabilities:
Decrease (increase) in receivables	474	(1,301)
Decrease (increase) in expendable parts	(403)	(303)
Decrease (increase) in prepaid expense	(22)	(109)
Decrease (increase) in due from affiliates	(33)	640
Decrease (increase) in other assets	329	(763)
Increase (decrease) in accounts payable and accrued expenses	4,892	(6,303)
Increase (decrease) in accounts payable - restructured	––	3,918
Increase (decrease) in deferred revenue	47	541
Increase (decrease) in engine return liability	(1,760)	(1,066)
Net cash provided by (used in) operating activities	6,116	(8,447)
Cash Flows From Investing Activities:
Acquisition of property and equipment	(6,219)	(1,427)
Net Proceeds from sale of equipment	––	11,911
Net cash provided by (used in) investing activities	(6,219)	10,484
Cash Flows From Financing Activities:
Proceeds from borrowings	1,350	6,100
Unrealized loss on fuel hedge contracts	––	(314)
Proceeds from issuance of common stock	4,208	806
Repayments of debt	(4,660)	(9,352)
Net cash provided by (used in) financing activities	898	(2,760)
Net increase (decrease) in cash and cash equivalents	795	(723)
Cash, beginning of period	3,143	3,938
Cash, end of period	$3,938	$3,215

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$1,010	$500
Cash paid during the period for income taxes	$298	$––
Supplemental disclosure of non-cash investing and financing activities:
1) On March 22, 2007, the Company issued a promissory note for $1,150 for the acquisition of an EMB-120 aircraft
2) In connection with the issuance of the debentures in September 2008, the Company issued warrants with a discounted net present value of $2,351

The accompanying notes are an integral part of these consolidated financial statements.

GULFSTREAM INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

Years Ended December 31, 2007 and 2008

(In thousands)

	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Common Stock Warrants	Accumulated Other Comprehensive Loss	Retained Earnings (Deficit)	Total
Balance December 31, 2006	2,029	$20	$7,755	$61	$––	$184	$8,020
Net Income	––	––	––	––	––	(3,106)	(3,106)
Issuance of common stock to Company Director	10	––	50	––	––	––	50
Issuance of common stock in public offering, net of offering costs and underwriting discount	800	8	4,150				4,158
Share based compensation		––	279	––	––	––	279
Balance December 31, 2007	2,839	$28	$12,234	$61	$––	$(2,922)	$9,401

Net loss						(14,799)	(14,799)
Change in fair value of fuel hedge contracts					(314)		(314)
Issuance of common stock upon exercise by underwriter of overallotment option, net of costs	120	2	804	––	––	––	806
Share based compensation	––	––	50	––	––	––	50
Issuance of warrants to debenture holders	––	––	––	191	––	––	191
Balance December 31, 2008	2,959	$30	$13,088	$252	$(314)	$(17,721)	$(4,665)

The accompanying notes are an integral part of these consolidated financial statements.

GULFSTREAM INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (1)  Nature of Operations and Summary of Significant Accounting Policies

Basis of Presentation

Gulfstream International Group, Inc. was incorporated in Delaware in December 2005 as Gulfstream Acquisition Group, Inc., and changed its name to Gulfstream International Group, Inc. in June 2007.  References to “the Company,” “we,” “our,” and “us,” refer to Gulfstream International Group, Inc. and either or both of Gulfstream or the Academy. We were formed for the purpose of acquiring Gulfstream International Airlines, Inc. (“Gulfstream”), a wholly-owned subsidiary G-Air Holdings Corp., Inc. (“G-Air”), and Gulfstream Training Academy, Inc. (“Academy”), collectively referred to as the “Company”.

Gulfstream Air Charter, Inc. (“GAC”), a related company which is owned by Thomas L. Cooper, operates charter flights between Miami and Havana.  GAC is licensed by the Office of Foreign Assets Control of the U. S. Department of the Treasury as a carrier and travel service provider for charter air transportation between designated U. S. and Cuban airports.

Pursuant to a services agreement between Gulfstream and GAC dated August 8, 2003 and amended on March 14, 2006, Gulfstream provides use of its aircraft, flight crews, the Gulfstream name, insurance, and service personnel, including passenger, ground handling, security, and administrative. Gulfstream also maintains the financial records for GAC.   Pursuant to the March 14, 2006 amended agreement, Gulfstream receives 75% of the operating profit generated by GAC’s Cuban charter operation. Prior to March 14, 2006, Gulfstream received all of the operating profit generated up to a cumulative total of $1 million, and then 75% thereafter.

As a result of the increasing significance of the Cuba charter business to our overall performance, we have consolidated the results of the Cuba charter business as a variable interest entity for the year ended December 31, 2008 pursuant to the requirements of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities. For the year ended December 31, 2008, gross revenue and operating expenses are included in the Consolidated Statement of Operations, and the operating profit of the Cuba charter business is included in consolidated net income. For the year ended December 31, 2007, the 75% of the operating profit of the Cuba charter business was included as a component of Revenue, and gross revenue and operating expenses were excluded from the Statement of Operations.

All intercompany accounts and transactions have been eliminated in the consolidated financial statements.

Certain amounts in the 2007 period have been reclassified to conform to the current period financial statement presentation. These reclassifications have no effect on previously reported net income.

Company Operations

Gulfstream is a regional air carrier providing scheduled passenger service to numerous destinations in Florida and the Bahamas.  Gulfstream also provides scheduled passenger service between Continental’s Cleveland hub and five smaller cities in Pennsylvania, West Virginia and New York in conjunction with Essential Air Service Routes awarded by the Department of Transportation. As of December 31, 2008, Gulfstream operated a fleet of twenty-three 19-seat Beechcraft “1900 Turboprop” passenger aircraft.  Gulfstream was incorporated in the state of Florida in November of 1988, and operated initially as an “on-demand” charter airline serving the South Florida area, Cuba and the Bahamas.  Following the Department of Transportation’s (“DOT”) approval, Gulfstream began scheduled flight service in December of 1990.

In January of 1997, Gulfstream signed a comprehensive five-year Alliance Agreement with Continental Airlines (“Continental”) to act as their “Continental Connection” in Florida and the Bahamas effective April 6, 1997.  Under the terms of this agreement, Continental handles all reservations, ticketing and collections for  Gulfstream and all flights appear as Continental flight numbers.  Gulfstream receives passengers connecting from Continental hubs in Newark, Cleveland and Houston.  The agreement with Continental was amended and extended in December 1999, August 2003 and March 2006. The March 2006 amendment provides that the term will expire no sooner than November 3, 2011.  After such date, the Company or Continental may terminate the agreement, with or without cause, upon one hundred eighty (180) days written notice. Gulfstream also has alliance agreements with Northwest Airlines, United Airlines and Copa Airlines.

The Academy was incorporated in March 1997, under the laws of the State of Florida and operates as a flight training academy in Fort Lauderdale, Florida.  The Academy provides flight training services to licensed commercial pilots. The Academy’s principal program is its First Officer Program, which allows participants to qualify as a FAA Regulations Part 121 airline pilot in four months.  Following qualification, students spend 250 hours flying as a FAA Regulations Part 121 first officer at Gulfstream.  By attending the Academy, students are able to enhance their ability to secure a permanent position with a commercial airline.  The Academy’s graduates are typically hired by various regional airlines, including Gulfstream.

Liquidity

The year ended December 31, 2008 was very much a transition year for the Company. Late 2007 and early 2008 were characterized by an unprecedented rise in fuel prices, extraordinary and abnormal engine maintenance expenses on our fleet of Embraer Brasilia aircraft and a weakening economy. In January 2008, the Company adopted a revised business plan to avoid an anticipated liquidity shortfall, and achieved the following major objectives during 2008; (a) sold our fleet of eight Embraer Brasilia aircraft for net proceeds of $5.1 million; (b) redeployed aircraft to profitable routes; (c) secured $6.1 million of additional debt capital during the third quarter; (d) restructured creditor obligations exceeding $7 million in December 2008; (e) increased average fares and excess baggage fees to counter the rising price of jet fuel; (f) reduced the complexity of the operations by moving to a single aircraft fleet; and (g) implemented substantial capacity-related and structural cost reductions throughout the organization.

Throughout 2008, we faced substantial internal and external operating and liquidity challenges. We responded by selling assets, raising additional capital, and restructuring creditor obligations. The Company believes it is now positioned to benefit from the fundamental improvements that were implemented or occurred during 2008, which include; higher average fares and increased fees for excess baggage; substantially reduced lift capacity to equate to declining demand; structural cost reductions throughout the organization; and the cost efficiency of a single aircraft fleet. Based on these factors, and lower and more stable jet fuel prices, the Company expects to be able to fund operations and obligations for the foreseeable future from cash flow generated through operations. However, given the current evidence of a rapidly weakening global and domestic economy and the potential for continued volatility in the price of jet fuel, the Company can make no assurance that it will be able to fund its operations and obligations from internal cash flow generation in the long term.

Earnings Per Share

The Company computes earnings per share in accordance with the provisions of SFAS No. 128, "Earnings per Share". Under the provisions of SFAS No. 128, basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period presented.  Diluted net income or loss per share reflects the potential dilution that could occur from common stock issuable through stock based compensation including stock options, restricted stock awards, warrants and other convertible securities, as well as warrants issued by Gulfstream.

	Year ended December 31,
	2007	2008
Net loss	$(3,106,000)	$(14,799,000)
Effect of GIA warrants	(39,000)	––
Net loss - diluted	$(3,145,000)	$(14,799,000)

Weighted average of shares outstanding - basic and diluted	2,075,000	2,957,000
Loss per common share:
Basic	$(1.50)	$(5.00)
Diluted	$(1.52)	$(5.00)

In 2007 and 2008 there were 321,000 and 1,577,000 shares respectively, attributable to stock options and warrants that have been excluded from the weighted average shares outstanding because the effect on loss per share would have been anti-dilutive.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents.  Cash equivalents consist of a money market account.

At various times during the year, the Company may maintain cash balances in excess of the amount insured by the Federal Deposit Insurance Corporation (FDIC).  Effective October 2008 through December 2009, banks are able to elect to participate in the FDIC “Transaction Account Guarantee Program”. For participating banks certain accounts are fully guaranteed by the FDIC. The exposure to the Company is solely dependent upon daily bank balances, the respective strength of the financial institutions and the level of the FDIC insurance.  At December 31, 2007 and December 31, 2008, amounts in excess of the then current FDIC limits totaled approximately $5.0 million and $0, respectively.

The Company’s policy is to deduct outstanding check balances from its cash and cash equivalents balance in its financial statements.  In determining exposure to FDIC limits, the Company believes it is appropriate to include outstanding check balances.  As a result, the 2007 exposure cited exceeded the cash and cash equivalent balances included in the balance sheet.

Accounts Receivable

Trade receivables and other receivables are carried at their estimated collectible amounts.  Trade credit is generally extended on a short-term basis; thus trade receivables do not bear interest.  Trade accounts receivable are periodically evaluated for collectibility based on past credit history with customers and their current financial position.

Expendable Parts and Fuel

Flight equipment expendable parts and aircraft fuel are carried at cost and recorded in a current asset account.  Expendable parts and fuel are charged to expense as they are used.

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

Long-lived assets and intangible assets subject to amortization to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amount may be impaired.  Under the provisions of SFAS no. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets," the Company records an impairment loss if the undiscounted future cash flows are found to be less than the carrying amount of the asset.  If an impairment loss has occurred, a charge is recorded to reduce the carrying amount of the asset to fair value.  Long-lived and intangible assets that are to be disposed of which are subject to amortization are reported at the lower of carrying amount or fair value less cost to sell. There has been no impairment for the years 2007 or 2008.

Under the provisions of SFAS no. 142, “Goodwill and Other Intangible Assets”, intangible assets that have indefinite useful lives are not amortized, but are tested at least annually for impairment, or if circumstances change that will more likely than not reduce the fair value of the reporting unit below its carrying amount.

Goodwill

Goodwill consists of the excess of cost of an acquired entity over the fair value of the net assets acquired.  Under the provisions of SFAS no. 142, “Goodwill and Other Intangible Assets”, Goodwill is not amortized, but is tested at least annually for impairment, or if circumstances change that will more likely than not reduce the fair value of the reporting unit below its carrying amount.  As more fully described in Note 4, during the years ended December 31, 2007 and December 31, 2008, the Company recorded impairment charges of $2.391 and $2.703 million, respectively, related to goodwill.

Fair Value of Financial Instruments

The carrying amounts of financial instruments including cash, accounts receivable, accounts payable and accrued expenses approximate fair value as of December 31, 2007 and 2008, as a result of the relatively short maturity.  The Company believes its carrying amount of its long-term senior and subordinated debt approximate fair value based upon the interest rates for these instruments being near current market rates.

Capitalized Interest

Interest is capitalized on long term aircraft refurbishment projects as a portion of the cost of the asset and is depreciated over the estimated useful life of the asset.   Interest of $70,000 and $0 was capitalized during the years ended December 31, 2007 and December 31, 2008, respectively.

Maintenance and Repair Costs

The Company accounts for major overhaul costs using the direct expense method for leased aircraft and the built-in overhaul method for aircraft it owned.

Gulfstream operates under an FAA-approved continuous inspection and maintenance program. Routine maintenance and repairs are charged to operations as incurred. We account for major engine maintenance activities for our Beechcraft 1900D leased aircraft on the direct expense method. Under this method, major engine maintenance is performed under a long-term contract with a third party vendor, whereby monthly payments are made on the basis of hours flown and are charged to expense as incurred.

Major engine maintenance for our Embraer 120 Brasilia owned aircraft was based on the built-in overhaul method.  The built-in overhaul method is based on segregation of the aircraft costs into those that should be depreciated over the useful life of the aircraft and those that require overhaul at periodic intervals. Thus, the estimated cost of the overhaul component included in the purchase price was allocated separately from the cost of the airframe. The initial overhaul component was determined based on estimated flying hours remaining to overhaul.  These capitalized overhaul components are amortized based on the ratio of monthly hours flown to estimated hours remaining to overhaul.  When major overhaul expenses are incurred, any unamortized balances are charged to current operating expense and the cost of the new overhaul is capitalized and amortized in the same manner.  During 2008, the Embraer 120 Brasilia were sold. (see Note 3)

Stock Split

In May 2007, the Company amended its certificate of incorporation to change its name and to increase the authorized number of shares of its common stock to 15,000,000.  In May 2007, the Company’s board of directors authorized a 2-for-1 split of the issued and outstanding shares of the Company’s common stock.  All common and per share amounts of the Company have been restated to reflect the 2-for-1 stock split.

Revenue Recognition

Passenger revenue is recognized when transportation service is provided.  Approximately 96% of the passenger tickets for travel on the Company’s airline are off-line ticket sales (sold by another airline and used on Gulfstream) and are settled through interline clearing-houses. The majority of these tickets are sold by Continental as a result of the Company’s alliance agreement with them.  The Company receives the sales proceeds from these ticket sales by monthly settlements with selling carriers through interline clearing-houses when travel has been completed.

Approximately 4% of the passenger ticket sales for travel on the Company’s airline are on-line tickets (sold by an airline and used on that airline) sold directly by the Company.  Passenger revenue associated with these tickets is recognized when transportation is provided or when the ticket expires, rather than when a ticket is sold.  These tickets expire one year from the date of issue.  The Company is required to charge certain taxes and fees on these tickets.  These taxes and fees include U.S. federal transportation taxes, federal security charges, airport passenger facility charges and foreign arrival and departure taxes.  These taxes and fees are legal assessments on the customer.  As we have a legal obligation to act as a collection agent with respect to these taxes and fees, these amounts are not included in passenger revenue.  These taxes and fees are recorded as a liability when the amounts are collected and the liability is relieved when payments are made to the applicable government agency or operating carrier.

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

Frequent Flyer Awards

In connection with its several code share agreements, Gulfstream participates in the respective frequent flyer programs of its code share partners.  However, our code share partners are responsible for the overall administration and costs of the program.

Passengers on our airline, who are also participants in the frequent flyer programs of our code share partners, can earn mileage credits in those programs for travel on our airline. Gulfstream incurs costs from its code share partners for mileage credit earned by these passengers in accordance with rates specified in the respective code share agreements.

In addition, participants in these frequent flyer programs may use mileage accumulated in those programs to obtain free trips on one of Gulfstream’s flights.  Gulfstream receives revenue from its code share partners for travel awards redeemed by its participants on the Airline’s flight segments in accordance with rates specified in the respective code share agreements.

Debt Issue Expenses and Discounts

Debt issue expenses and discounts are amortized using the effective interest method over the term of the respective financial instrument.

Income Taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". Federal, state and local income taxes are calculated and recorded on the current period's activity in accordance with the tax laws and regulations that are in effect.  In addition, SFAS No. 109 requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements or tax return.  Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the years in which the differences are expected to reverse.  The differences relate primarily to reserve or provisional accounts, depreciation and amortization, and deferred revenues.

The Company also recognizes a deferred tax asset for the expected value of the future tax benefit recognized as a result of its net operating losses.

A deferred tax asset valuation allowance is established when it is more likely than not that all or some portion of the deferred tax assets will not be realized.  The net deferred income tax assets, after reducing the deferred tax assets by the valuation allowance, represent the income tax benefits that are expected to be realized.

Stock-Based Compensation

Effective January 1, 2006, the Company adopted the accounting and disclosure provisions of SFAS No. 123(R), "Share-Based Payment", which requires that new, modified and unvested share based payment transactions with employees, such as stock options and restricted stock, be measured at fair value on the grant date and recognized as compensation expense over the vesting period.

Our Stock Incentive Plan was adopted by the board of directors and it was approved by our stockholders in 2006. Prior to 2006, there were no stock options outstanding.  See Note (13) Stock Options for a description of the Company’s Stock Incentive Plan, and information regarding stock options granted during 2007 and 2008.

Recently Issued Accounting Standards

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements -- an amendment of ARB No. 51” ("SFAS 160"). SFAS 160 requires that ownership interests in subsidiaries held by parties other than the parent, and the amount of consolidated net income, be clearly identified, labeled, and presented in the consolidated financial statements within equity, but separate from the parent's equity. It also requires once a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary be initially measured at fair value. Sufficient disclosures are required to clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS 160 will be effective for the Company beginning January 1, 2009. The Company does not anticipate the adoption of this SFAS will have a material effect on its financial statements.

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

In June 2008, the FASB ratified the consensus reached on EITF Issue No. 07-05, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock. EITF Issue No. 07-05 clarifies the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which would qualify as a scope exception under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. EITF Issue No. 07-05 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption for an existing instrument is not permitted. Accordingly, on January 1, 2009 the Company may be required to reclassify a warrant of 191,000 from equity as a liability at its fair value. The applicable warrants expire on September 19, 2011.

In October 2008 the FASB issued FSP FAS 157—3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (FSP FAS 157—3). FSP FAS 157—3 clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial instrument when the market for that financial asset is not active. The FSP was effective upon issuance, including prior periods for which financial statements have not been issued. The Company maintains its excess cash in cash type instruments such as certificates of deposits or money market funds, which are defined as cash, and as such would not be covered by FASB 157.

Management does not believe that any other recently issued, but not yet effective, accounting standard if currently adopted would have a material effect on the accompanying financial statements.

(2)  Accounts Receivable

At December 31, 2007 and 2008, receivables consisted primarily of ticket sales. These amounts are reflected on the balance sheet, net of an allowance for doubtful accounts of $22,000 and $28,000 at December 31, 2007 and 2008, respectively.

As a result of the code sharing agreements disclosed in Note 1, Gulfstream has a significant concentration of its revenue and receivables with Continental.  Accounts receivable from Continental as of December 31, 2007 and 2008 amounted to $1,237,000 and $1,850,000, or 43% and or 41% of our total accounts receivable, respectively.  Revenue attributable to Continental connecting passengers was 16% and 20% of our passenger revenue in 2007 and 2008, respectively

During 2008, Essential Air Service (EAS) routes were awarded to Gulfstream by the U.S Department of Transportation.  The two-year award is to service Continental’s Cleveland hub with five smaller cities in Pennsylvania, New York and West Virginia.  The program calls for payments to be received by the company within 30 days after each month end. At December 31, 2008 the U.S Department of Transportation owed the Company $710,000 for these services.

(3)  Property and Equipment

Property and equipment consisted of the following at December 31, 2007 and 2008 (in thousands):

	2007	2008
Aircraft	$11,743	$300
Engine overhauls	7,734	––
Aircraft rotable parts	2,537	1,787
Flight equipment	1,893	1,280
Ground equipment	752	783
Computer equipment and software	196	123
Office equipment	145	71
Leasehold improvements	242	244
Vehicles	146	151
	25,388	4,739
Less: accumulated depreciation	5,390	1,946
Property and equipment, net	$19,998	$2,793

On June 26, 2008, Gulfstream entered into an Aircraft Purchase and Sale Agreement (the “Agreement”) to sell seven of Gulfstream’s total of eight Embraer EMB-120ER aircraft, including the two Pratt & Whitney PW118 engines currently installed on each aircraft, for a total gross purchase price of $12,250,000. The eighth aircraft was sold to a separate party, including the two Pratt & Whitney PW118 engines currently installed on the aircraft, for a total gross purchase price for $565,000. As a result of these transactions, the Company recognized a loss of $4.8 million during the year ended December 31, 2008.

During the year ended December 31, 2007, the Company retired fully-depreciated engine overhaul assets by reducing both flight equipment and accumulated depreciation by $1.6 million.

Depreciation and amortization of property and equipment amounted to $3,478,000 and $2,454,000 for 2007 and 2008, respectively.

(4)  Goodwill

Goodwill of $5.1 million was recorded in connection with the acquisition of the Academy and consisted of the excess of cost over the fair value of net assets acquired (See Note 1).  Operating profits and cash flows of the Academy in 2007 were lower than expected due to the impact of competitive interference by the Academy’s former president and the negative impact on enrollment caused by the industry-wide pilot shortage and the resulting lowered hiring minimums required by many regional airlines. Given these circumstances the fair value of the Academy’s goodwill at December 31, 2007 was estimated based on the present value of expected future cash flows, and the carrying amount of the Academy goodwill was determined to exceed its fair value. Therefore, an impairment charge of $2.4 million was recognized in the Consolidated Statement of Operations for the year ended December 31, 2007.

In 2008, an unprecedented rise in jet fuel prices and declining economic conditions caused a negative impact on airline travel. The contraction of the airline industry and the furlough of some commercial airline pilots caused a significant reduction in the demand for services provided by the Academy. As a result, the fair value of the Academy’s goodwill at December 31, 2008 was estimated based on the present value of expected future cash flows, and the carrying amount of the Academy goodwill was determined to exceed its fair value. Therefore, an impairment charge of $2.7 million for the remainder of the Academy goodwill was recognized in the Consolidated Statement of Operations for the year ended December 31, 2008.

(5)  Intangible Assets

Identifiable intangible assets are amortized using the straight-line method over the period of expected benefit, unless they were determined to have indefinite lives.

The Company has deemed the operating certificate to have an indefinite useful life.  An airline must have an operating certificate to provide air service of any kind.  Gulfstream’s certificate was issued under Part 121 of Federal Air Regulations (“FAR’s”) as written and enforced by the FAA.  Once a certificate is issued, it is retained indefinitely as long as Gulfstream complies with various FAA standards including crew training and rest requirements, maintenance and inspection programs, safety equipment, security procedures, etc.  It is Gulfstream’s intent to maintain such FAA standards in order to retain its certificate indefinitely.

The Company has also deemed the trademark to have an indefinite useful life. The Academy has been in business since 1997 and it is the Company’s intent to continue in this business and to protect its tradename, if necessary.  The Academy’s operations have historically been profitable and management believes that this will continue indefinitely.

The following table sets forth the components of intangible assets as of December 31, 2007 and 2008 (in thousands):

		January 1,
	Useful life	2007	Amortization	2007	Amortization	2008
GIA Affiliation Agreement with Continental	74 months	$1,391	$(248)	$1,143	$(275)	$868

GIA FAR 121 Operating Certificate	Indefinite	2,230	––	$2,230	––	2,230

Gulfstream Training Academy Tradename	Indefinite	680	––	$680	––	680
		$4,301	$(248)	$4,053	$(275)	$3,778

Accumulated amortization was $742,000 as of December 31, 2008.  Estimated amortization expense for the years ending December 31, is as follows (in thousands):

2009	261
2010	261
2011	261
2012	85
$868

(6)  Other Assets

Other assets at December 31, 2007 and 2008 are comprised of the following (in thousands):

	2007	2008
Prepaid loan fees, net	$336	$628
Deposits	511	575
Licenses and operating rights	307	283
Other assets	26	19
Total other assets	$1,180	$1,505

(7)  Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities at December 31, 2007 and 2008 are comprised of the following (in thousands):

	2007	2008
Accounts payable	$10,378	$5,134
Accrued payroll and payroll burden	830	453
Accrued vacation	851	781
Accrued taxes	846	623
Accrued fuel	1,162	621
Accrued leases	341	386
Accrued workers compensation	113	21
Accrued interest	40	40
Accrued audit and legal fees	82	60
Accrued regulatory expenses	267	56
Accrued customer reservation system fees	295	188
Accrued Directors Fees	––	28
Other current liabilities	664	1,175
Total accounts payable and accrued liabilities	$15,869	$9,566

(8)

Fuel Hedge

The Company is a party to derivative instruments for the purpose of hedging the risks of increases in jet fuel prices through February 2009 covering approximately 20% of its estimated fuel usage. These fuel hedge contracts were established effective September 1, 2008 as a requirement by the lender pursuant to the Securities Purchase Agreement for the issuance of the Senior Debentures. (See Note 11).

These derivative contracts qualify as cash flow hedging instruments and are reported on the balance sheet at their fair value. The unrealized gain or loss on the effective portion of the hedge is reported as a component of Accumulated Other Comprehensive Loss. As the hedged fuel is purchased, the realized gain or loss is recorded in operating expenses.

The Company recognized a loss on settled hedges of $340,000 for 2008.  At December 31, 2008, the Company recognized unrealized losses of $314,000 on outstanding fuel hedge contracts and included such amount in Accumulated Other Comprehensive Loss.  At December 31, 2008, the Company had outstanding fuel hedge contracts encompassing 168,000 gallons of jet fuel through February 2009 at a fixed price of $3.37 per gallon. The realized loss as of February 28, 2009 on contracts open as of December 31, 2008 amounted to $332,000.

(9)   Restructuring of Engine Return Liability and Other Obligations

In June 2003, Gulfstream entered into a tri-party Pooling and Engine Services Agreement with Raytheon Aircraft Credit Corporation (“RACC”), its aircraft vendor, and Standard Aero, its engine maintenance contractor at the time, that allowed Gulfstream to exchange sixteen (16) of its engines requiring overhaul for mid-life engines owned by and borrowed from RACC that had time remaining before overhaul (“Loaner Engines”). The future overhaul costs of the Loaner Engines were to be shared proportionately between Gulfstream and RACC, with Gulfstream’s portion based on engine hours flown until the next overhaul.  Accordingly, Gulfstream recognized a liability of $5.6 million representing its contractual obligation for its share of the overhaul costs. The Loaner Engines were expected to be returned to RACC prior to December 31, 2009.

Two Loaner Engines were returned to RACC in early 2007. In March 2007, the Company signed a new engine services agreement with Pratt & Whitney Canada (“P&W”) providing for a fixed rate per hour for engine overhaul services for its fleet engines and the Loaner Engines.  Included in that agreement, and in conjunction with this engine return requirement, P&W committed to perform engine overhaul services beginning March 1, 2007 at a pace that would allow the remaining fourteen Loaner Engines to be returned to RACC in accordance with contractual specifications. In return, Gulfstream agreed to make fixed monthly payments of $167,000 to P&W beginning March 31, 2007 and continuing for twenty four months through February 2009. During 2008, the number of Loaner Engines returned to RACC fell behind schedule, since Gulfstream was unable to make certain payments to P&W to fund the work required to return the Loaner Engines to RACC and to maintain Gulfstream’s fleet engines.

On December 19, 2008, Gulfstream entered into a restructuring agreement (the “Agreement”) with RACC, as well as an amended engine maintenance agreement with P&W (the “P&W Agreement”). Pursuant to the Agreement, Gulfstream agreed to (a) make payments totaling $535,469 by June 2009 to RACC for costs and expenses to bring Loaner Engines that Gulfstream had previously returned to RACC into compliance with return conditions, (b) return the final seven Loaner Engines to RACC and make payments totaling $2.1 million by June 2010 to RACC toward the cost of repairing and overhauling such engines, (c) make quarterly payments to RACC in an amount equal to 25% of Gulfstream’s excess cash balance, as defined below, (d) enter into an amended engine maintenance agreement with P&W that covers past-due obligations and all future work on the fleet engines and the seven remaining Loaner Engines, and (e) establish terms of repayment of indebtedness owing to two other creditors of Gulfstream, which are required by RACC to be on terms that are no more favorable than the repayment amounts to RACC set forth in documentation supporting the Agreement.

RACC Payments

The payments for costs and expenses associated with engines previously returned to RACC total $535,469, $100,000 of which was paid on November 21, 2008, $150,000 of which was paid on the date of the Agreement, $150,000 of which is due on or prior to March 31, 2009, and $135,469 of which is due on or prior to June 30, 2009.

Seven of the  Loaner Engines were returned to RACC, with the remaining to be returned no later than August 6, 2010. The payments for the cost of repairing and overhauling such engines total $2,100,000, and will be made in six installments beginning with a payment of $400,000 on April 30, 2009 and ending with a payment of $100,000 on June 30, 2010.

The Quarterly payments of excess cash will be applied to $700,000 of costs and expenses associated with bringing into compliance with return conditions four leased aircraft and eight engines previously returned. Following satisfaction of such costs and expenses, the excess cash payments will be applied, in an amount not to exceed $5,000,000, as a credit to reduce Gulfstream’s obligations to satisfy end-of-lease return conditions and then to all other obligations and indebtedness owed to RACC, including past-due aircraft lease obligations totaling $1,113,000. Excess cash is defined in the Agreement to mean Gulfstream’s cash and cash equivalents in excess of (a) for the fiscal quarter ended March 31, 2009, $1,150,000, (b) for the fiscal quarter ended June 30, 2009, $1,300,000, and (c) for the fiscal quarter ended September 30, 2009 and each fiscal quarter thereafter, $1,000,000. Upon satisfaction of all of the foregoing amounts, payments of excess cash will be returned to Gulfstream.

The Agreement provides for certain events of default, including failure by Gulfstream to maintain specified minimum monthly cash balances and other customary events. The specified minimum monthly cash balances are as of the end of each month from December 2008, with which the company was in compliance, to December 2010, and range from $450,000 to $1,000,000.

Pratt & Whitney Canada Payments

The amended P&W Agreement dated December 1, 2008 is effective from September 1, 2008 through August 31, 2011. The Agreement requires Gulfstream to pay $1,000,000 for past-due obligations. $250,000 of this amount was paid in December 2008; $250,000 is due February 27, 2009; and $500,000 is due March 31, 2009. The company is in compliance as of December 31, 2008. In addition, Gulfstream will pay a rate per engine flight hour of $80.93 for engine overhaul services throughout the three years of the contract, of which $6.78 per engine flight hour will be applied to the repayment of past-due obligations totaling $1,583,000.

Payment Arrangements with Other Creditors.

The Agreement requires that the terms of repayment of indebtedness owing to two other creditors of Gulfstream shall be on terms that are no more favorable than the repayment terms applicable to RACC. As such, Gulfstream will repay $376,000 and $326,000 , respectively, to two other creditors in equal monthly installments over 36 months beginning February 2009.

The restructuring agreements described above have been accounted for pursuant to FAS 15, Accounting by Debtors and Creditors for Troubled Debt Restructurings.  In accordance with FAS 15, the Company did not recognize a gain or loss on restructuring of these agreements.  The difference between the future payments specified by the new terms and the carrying amount of the obligations at the date of the restructuring will be treated as interest expense.  This interest expense amounted to $474,889 and will be recognized ratably over the period between restructuring and maturity. For the period ended December 31, 2008, $60,000 of interest expense was recognized.  A portion of the obligation, $1,113,000 owed to RACC for past-due aircraft rent, is payable under a free-cash flow formula as described in the Agreement.  However, the Agreement provides that the lessor has the right to call this balance at its sole discretion and accordingly, this liability has been classified as current in the accompanying balance sheet.

(10)   Capital Transactions

Continental Warrant

On August 8, 2003, Gulfstream issued a warrant to Continental to acquire 20% of Gulfstream’s common stock at a cost of $.001 per share.  The warrant expires on December 31, 2015.  Simultaneous with the acquisition of the stock of G-Air and the Academy on March 14, 2006, Gulfstream paid $2 million to Continental in return for a reduction from 20% to 10% in the percentage of Gulfstream common stock it could purchase based on exercise of the warrant.

The warrant contains certain anti-dilution and cash dividend provisions that would be effected as if the warrant had been previously exercised by Continental.  The warrant also provides for net issue exercise by Continental in lieu of cash payment, as well as providing a call option to Gulfstream to repurchase the warrant prior to expiration at aggregate purchase prices ranging between $5.5 million and $7.5 million. We accounted for the Gulfstream warrants in accordance with the guidance in EITF Issue 00-19. The Gulfstream warrants meet the requirements of EITF Issue 00-19 to be accounted for as equity instruments. Accordingly, the fair value of the warrants at the date of issue are included in additional paid-in capital in the accompanying consolidated balance sheets.

Acquisition

Gulfstream International Group, Inc. was formed in December 2005 for the purpose of acquiring Gulfstream, a wholly-owned subsidiary of G-Air, and the Academy.  Gulfstream was initially capitalized by the issuance of an aggregate of 350,000 shares of Common Stock at a purchase price of $0.20 per share to a group of outside investors, including an individual who is a director and executive officer of the Company.

As a part of the financing for the acquisition of G-Air and the Academy on March 14, 2006, Gulfstream sold 1,640,000 shares of its common stock and 3,320 Units. Each Unit was comprised of (1) a subordinated debenture in the principal amount of $1,000, bearing interest payable quarterly at 12% per annum, due March 14, 2009 and (2) a warrant to purchase 14 shares of the Company's common stock at $5.00 per share, exercisable at the option of the holder for a period of five years.  As described in Note 11, the debentures were redeemed in December 2007 with proceeds from the initial public offering of common shares in December 2007.  The warrants remain outstanding.

In April 2007, Gulfstream sold 10,000 shares of its common stock to the Company’s Chairman of the Board of Directors at the same purchase price of $5.00 per share.  The Company did not obtain an independent valuation of the purchase price of these shares.  As these purchases occurred within six to twelve months after the Company’s private placement, the Company determined that the value of the shares purchased by the executive would approximate the value of the shares sold through its private placement.

Initial Public Offering of Common Stock

On December 13, 2007, the Company’s Registration Statement on Form S-1 was declared effective for its initial public offering, pursuant to which the Company sold 800,000 shares of common stock at $8.00 per share.  The Company’s common stock commenced trading on the NYSE Amex Exchange (formerly, the American Stock Exchange) under the symbol “GIA” on December 14, 2007.  The offering closed on December 19, 2007, and the Company received net proceeds of approximately $4.2 million (after payments to underwriters of $500,000 and estimated offering expenses of $1,700 ,000).   On January 9, 2008, the Company received additional proceeds of $0.9 million from the sale of 120,000 shares of common stock when the underwriter exercised their option to purchase additional shares to cover overallotments.  At December 31, 2007 and 2008, 15 million shares of Gulfstream common stock, par value $.01, were authorized, and 2,839,460 and 2,959,460 shares were issued and outstanding, respectively.

In connection with the initial public offering, warrants to purchase 64,000 shares of the Company’s common stock were issued to designees of the managing underwriter.  These warrants are exercisable during the four year period beginning one year after the offering date at an exercise price of $9.60, or 120% of the initial public offering price per share.

Warrants issued in conjunction with Senior Debentures and Junior Debentures

In September 2008, we sold to Shelter Island Opportunity Fund, LLC (“Shelter Island”), $5.1 million in aggregate face amount of secured original issue discount debentures (the “senior debentures”) and a warrant to purchase 579,000 shares of our common stock (the “Senior Warrant”). The Senior Warrant is exercisable for 579,000 shares of our common stock at any time following the closing and on or prior to the six-year anniversary of the closing, at a nominal exercise price. The Senior Warrant expires in September 2014. The Senior Warrant is subject to an anti-dilution adjustment for certain future issuances or deemed issuances of common stock at an equity valuation of Gulfstream less than $5.0 million. If the anti-dilution adjustment is triggered, the shares of Gulfstream common stock issuable under the senior warrant would increase so as to maintain the percentage interest in Gulfstream represented by those shares.  From the earlier of the repayment of the senior debentures and August 31, 2011 and until August 31, 2014, Shelter Island will have the right to require Gulfstream to repurchase, in whole or in part, the warrant shares for an aggregate price of $3 million or $5.18 per share.

Pursuant to SFAS No. 150, “Accounting for Certain Financial instruments with Characteristics of both Liabilities and Equity,” the Company classified these warrants as a liability and recorded an initial value of $2,160,000. The warrant liability is revalued at the end of each reporting period with the change in value reported on the Consolidated Statement of Operations. As of December 31, 2008, the value is $2,229,000. The fair value of the Senior Warrants at the time of issuance was determined based on the present value of the Company’s guaranteed repurchase price of $3,000,000 for the shares of stock underlying the Senior Warrants.

In addition, the Company issued a warrant to the placement agent for the Senior Debenture transaction (the “Agent Warrant”) to purchase 119,000 shares of the Company’s common stock at an exercise price of $3.20 per share.  The Agent Warrant expires on the third anniversary of the transaction closing date.  The Agent Warrant is subject to anti-dilution adjustment to the exercise price for future issuances of common stock at a price that is less than the $3.20 exercise price of this warrant.  The fair value of the Agent Warrant of $41,000 was determined using the Black-Scholes option pricing model.

In September 2008, Gulfstream sold to Gulfstream Funding, LLC (the Holder), $1.0 million in aggregate principal amount of junior subordinated debentures (the “Junior Debentures”) and a warrant to purchase 225,000 shares of Gulfstream’s common stock (the “Junior Warrant”).  The Junior Warrant is exercisable for 225,000 shares of Gulfstream common stock, at an exercise price of $3.20 per share. The Junior Warrant is exercisable through September 16, 2014. The warrant will be subject to an anti-dilution adjustment for certain future issuances or deemed issuances of common stock at a price per share of less than $3.20.

For financial reporting purposes, the Company recorded a discount of $150,000 to reflect the fair value of the Junior Warrant issued. The fair value was determined using the Black-Scholes option pricing model.  Transaction related fees and expenses totaling $35,000 have been deferred.  The discount and deferred debt costs are being amortized over the 38 month term of the Junior Debenture.

At the option of the Holder, the Junior Debentures may be converted into Gulfstream common stock at a conversion price of $3.00 per share. Upon conversion of the Junior Debentures, the number of shares issuable under the Junior Warrant will decrease by 58,333.

The following table summarizes information concerning warrants outstanding:

	Warrants Issued with		Warrants Issued with 2008
	2006	Initial	Senior Subordinated Debt		Jr. Subordinated Debt
	Subordinated Debt	Public Offering	Shelter Island	Agent	Gulfstream Funding, LLC
Outstanding at January 1, 2007	––	––	––	––	––
Granted	46,000	64,000	––	––	––
Exercised	––	––	––	––	––
Forfeited	––	––	––	––	––
Outstanding at December 31, 2007	46,000	64,000	––	––	––
Granted	––	––	578,870	118,750	225,000
Exercised	––	––	––	––	––
Forfeited	––	––	––	––	––
Outstanding at December 31, 2008	46,000	64,000	578,870	118,750	225,000

Average Exercise Price	$5.00	$9.60	$––	$3.20	$3.20

Exercisable at December 31, 2007	46,000	––	––	––	––

Exercisable at December 31, 2008	46,000	64,000	578,870	118,750	225,000

(11)

  Long-Term Debt

At December 31, 2007 and 2008, long-term debt consisted of the following:

	2007	2008
	(in thousands)
Secured Senior Debentures; net of debt and discount costs associated with the loan of $2,258 and secured by all the company's assets and guaranteed by its subsidiaries. The Debentures bear interest at an annual rate of the higher of (i) the sum of the pri	$––	$2,516

Junior Subordinated Debenture; net of debt and discount costs associated with the loan of $141. Interest is 12.00% per annum and the company will pay $50 on the 1st anniversary of the issuance. The remaining accrued but unpaid interest is payable 24 and	––	859

Note payable to institution; secured by aircraft; interest at 6.95% per annum; 59 monthly principal and interest payments of $145,000 in arrears, plus a balloon payment due in December 2010	6,236	––

Revolving line of credit for working capital; $750,000 at December 31, 2006 and 2007; secured by personal property of the Company; interest per annum based on one-month LIBOR plus 2.75%; interest-only payments due monthly	750	––

Notes payable to bank; secured by aircraft; interest payable monthly at LIBOR plus 2.75%; principal payable in monthly installments of $13,000 and a final balloon payment of $1,045,000 due in March 2012	1,679	––

Various other notes payable secured by vehicles	18	3
	8,683	$3,378
Less current portion, net of discount and deferred costs	2,268	529
Total Long-term Debt	$6,415	$2,849

Senior Debentures

In September 2008, the Company raised gross proceeds of $5.1 million from the issuance of a secured original issue discount debenture (the “Senior Debenture”) and warrants to purchase shares of the Company’s common stock (the “Senior Warrants”) (See Note 10) The transaction was effected pursuant to a Securities Purchase Agreement (the "Agreement") between the Company and the lender. The Company received proceeds of $4.1 net of debt discount and transaction costs. The net proceeds were used for general corporate purposes and payment of principal and interest outstanding under the Company’s revolving credit line.

Other significant terms under the Agreement include the following:

•

The Company may prepay all or any portion of the balance due together with a payment equal to 5% of the amount being prepaid.

•

Gulfstream is subject to certain covenants, including covenants that it have (i) consolidated minimum quarterly EBITDA starting in the quarter ending December 31, 2008, (ii) six month EBITDA averages starting in the six months ending June 30, 2011, (iii) minimum monthly accounts receivable balances of $3.5 million, and (iv) minimum monthly cash balances of $750,000. The Company was not in compliance with the minimum quarterly EBITDA covenant for the quarter ending December 31, 2008. The Company obtained a waiver on March 19, 2009 from the lender relating to violation of the covenant for consolidated minimum quarterly EBITDA for the quarter ended December 31, 2008.

•

The Company was required to provide a minimum fuel hedge for a time period of no less than six months equivalent to the product of 20% of the forecasted monthly fuel usage (in gallons) times the number of months utilized in the contract. (See Note 8)

•

The Senior Debenture contains Events of Default, which if not waived by the lender, would entitle the lender to accelerate the due date of the Senior Debenture.

For financial reporting purposes, the Company recorded a discount of $2.2 million to reflect the value of the warrants issued and $350,000 to reflect the original issue discount.  In addition, the Company incurred finder’s fees and other related fees and expenses in connection with this transaction totaling $664,000.

Junior Debenture

On September 16, 2008, the Company issued a $1,000,000 12% junior subordinated debenture (the “Junior Debenture”) and a warrant to purchase up to 225,000 shares of the Company’s common stock (the “Junior Warrant”) to an entity in which members of the Board of Directors of the Company own a minority interest.  The Junior Debenture is payable in a lump sum payment due at maturity on November 16, 2011.  Interest is payable at $50,000 annually plus excess interest accrued but unpaid is due at the end of the 24th and 36th month and at maturity. The timing of payment of interest on the junior debentures in accordance with the above schedule is subject to restrictions contained in the restructuring agreement with RACC, whereby interest payments on the junior debentures cannot be made until all payment obligations to RACC are completed.

At the option of the holder, the Junior Debenture may be converted into shares of the Company’s common stock at a conversion price of $3.00 per share.

2006 Subordinated Debentures

In December 2007, the Company redeemed $3,320,000 in principal together with accrued interest of $188,000 outstanding on the 2006 Subordinated Debentures.  These debentures were redeemed from proceeds generated from the initial public offering of shares of common stock, which was completed on December 14, 2007.

For financial reporting purposes, the Company recorded a discount of $61,000 to reflect the value of warrants issued with the 2006 Subordinated Debentures (See Note 10).   In 2007, $48,000 was charged to interest expense which included $28,000 in unamortized discount upon redemption of the debentures.   The fair value of the warrants was determined on the date of issuance using the Black-Scholes option pricing model.

The principal maturities on long-term debt for the next five years are as follows (in thousands):

2009	$529
2010	642
2011	2,208
$3,379

 (12)  Lease Obligations

Aircraft Leases

Gulfstream leases twenty-three (23) aircraft. Two aircraft are leased pursuant to a contract to provide charter services that is renewable every two years, and requires monthly lease payments of $17,000 each. Twenty-one (21) aircraft are leased under various non-cancelable operating lease agreements that require monthly payments of $21,000 each.  The lease agreements expire in August 2010.  Gulfstream has the option to extend each of these individual lease agreements for an additional term of at least six (6) months, but no more than twenty-four (24) months.  Gulfstream is limited to extending no more than fifteen (15) leases for a duration of more than twelve (12) months.  It is required to make contingent payments to the lessor beginning August 1, 2006, and ending on the earlier of the end of the lease terms or at a time when the cumulative contingent payments equal $315,000.  The contingent payments are computed based upon fuel costs per gallon being below specified amounts.  In December 2008, Gulfstream recognized its initial contingent payment of $35,000.

Facility Leases

Gulfstream leases office and hangar space for its headquarters, airport facilities and certain other equipment under non-cancelable operating leases expiring at various dates through December 31, 2025.

During August 2005, Gulfstream and the Academy entered into building facility lease agreements with a related corporation controlled by the major stockholders of G-Air.  The agreements called for both companies to occupy their facilities beginning January 1, 2006 and ending December 31, 2025.  Rental payments made by Gulfstream and the Academy, respectively, in 2007 were $204,000 and $195,000 and in 2008 were $220,000 and $202,000.

Equipment Leases

The Academy was party to a flight simulator operating lease agreement with monthly rental payments of $16,000 per month.  The lease expired in December 2007.

At December 31, 2008, the total future minimum rental commitments under all the above operating leases are as follows (in thousands):

2009	$6,789
2010	4,237
2011	458
2012	355
2013	234
Thereafter	4,387
$16,460

For 2007 and 2008, lease expense under these operating leases was $7,894,000 and $8,057,000, respectively.

(13)   Stock Options

Our Stock Incentive Plan (“Plan”) was adopted by the board of directors of Gulfstream and approved by our stockholders in 2006. Our Plan provides for the granting of incentive stock options, non-incentive stock options, stock appreciation rights, or other stock-based awards to those of our employees, directors or consultants who are selected by members of a committee comprised of members of our compensation committee (the “Committee”). On the date of the grant, the exercise price must equal at least 100% of the fair market value in the case of incentive stock options, or 110% of the fair market value with respect to optionees who own at least 10% of the total combined voting power of all classes of stock. The plan authorizes 350,000 shares of our common stock to be issued under the plan. The Committee will administer the plan.

The fair value of each stock option granted is estimated on the date of the grant using the Black-Scholes option pricing model.  The Company uses an estimated forfeiture rate of 0% due to limited experience with historical employee forfeitures.  The Black-Scholes option pricing model also requires assumptions for risk free interest rates, dividend rate, stock volatility and expected life of an option grant.  The risk free interest rate is based on the U.S. Treasury Bill rate with a maturity based on the expected life of the options. Dividend rates are based on the Company's dividend history.  The stock volatility factor is based on the NYSE Amex Exchange Airline Stock Index.  Expected life is determined using the “simplified method” permitted by Staff Accounting Bulletin No. 107 of the Securities and Exchange Commission, since the Company does not have sufficient historical expected life experience.  The fair value of each option grant is recognized as compensation expense over the vesting period of the option on a straight line basis.

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

During 2007, the Company granted additional options to purchase 106,000 shares of its common stock to various employees and two independent directors.  The employee options vest 20% at grant date and 20% annually thereafter. The independent directors’ options vest immediately on the date of grant.  During 2008, the Company did not grant any options.

The following table shows the assumptions used and weighted average fair value for grants in the year ended December 31, 2007.

2007
Expected annual dividend rate	0.0%
Risk-free interest rate	4.66-4.76%
Average expected life (years)	6
Expected volatility of common stock	41.80%
Forfeiture rate	0.0%
Weighted average fair value of option grants	$2.38

The following table summarizes information about stock option transactions for the years ended December 31, 2007 and 2008:

	2007		2008
	Number of Options	Weighted- Average Exercise Price	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value as of December 31, 2008
Outstanding at beginning of year	104,324	$5.00	210,324	$5.00	8.8	$––
Granted	106,000	$5.00	––	––	––	––
Exercised	––	––	––	––	––	––
Forfeited	––	––	––	––	––	––
Outstanding at end of year	210,324	$5.00	210,324	$5.00	7.8	$––

Exercisable at December 31, 2008			149,124	$5.00	7.6	$––

Exercisable at December 31, 2007			128,724	$5.00	8.5	$––

The following table summarizes the status of non-vested stock options as of December 31, 2007 and 2008:

	Number of Shares	Weighted Average Grant-Date Fair Value
Non-vested shares as of January 1, 2007	83,460	$2.51
Granted	106,000	$2.38
Vested	(107,860)	$2.44
Cancelled	––	$––

Non-vested shares as of December 31, 2007	81,600	$2.44

Granted	––	$––
Vested	20,400	$2.28
Cancelled	––	$––

Non-vested shares as of December 31, 2008	61,200	$2.49

The following table summarizes information about stock options outstanding at December 31, 2008:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$0.01 to 10.00	210,324	7.8	$5.00	149,124	$5.00

The Company recorded $278,000 and $49,000 of compensation expense for stock options during the years ended December 31, 2007 and 2008 respectively. At December 31, 2008 there was a total of $103,000 of unrecognized compensation costs related to non-vested stock-based compensation arrangements under the Plan. The cost is expected to be recognized over a weighted average period of 2 years.

As of December 31, 2008, an aggregate of 350,000 shares of common stock are reserved for issuance under the Plan. Stock option grants were outstanding for an aggregate of 210,324 shares of stock, and 139,676 shares remained available for grant. Shares issued pursuant to the Plan will be newly-issued and authorized shares of common stock, or treasury shares.

(14)  Defined Contribution Plan

Gulfstream sponsors a tax deferred savings plan with a discretionary profit sharing component which qualifies under Section 401(k) of the Internal Revenue Code.  The plan covers all employees with the completion of a ¼ year of service.  The eligible participants will always be 100% vested in their contributions to the plan, and will vest in Company contributions 25% with less than one year of total service, 50% after two years, 75% after three years, and 100% after four years of total service. The plan allows for 25% matching by the Company of up to 4% of the eligible participants’ compensation.

During 2007 and 2008, the Company made matching contributions totaling $47,000 and $49,000 respectively.

(15)  Income Taxes

Loss before taxes and the current and deferred tax provisions are as follows (in thousands):

	December 31,	December 31,
	2007	2008
Loss before taxes	$(3,940)	$(15,308)
Current tax provision (benefit):
Federal	$(165)	$––
Federal - 2006	367	––
State	––
	202	––
Deferred tax benefit:
Federal	(941)	(460)
State	(95)	(49)
	(1,036)	(509)
Tax benefit	$(834)	$(509)

The following is a reconciliation between the federal statutory rate of 34% and the effective rate (in thousands):

	December 31,		December 31,
	2007		2008
Computed expected benefit at
the statutory rates	$(1,340)	34%	$(5,205)	34%
Increases (decrease) in income taxes
resulting from:
Non-deductible items	50	-1%	1,275	-8%
State income tax, net of federal effect	(143)	4%	(460)	3%
Underaccrual of 2006	367	-10%	––	0%
Effect of NOL and Sec 338 election	232	-6%	(77)	0%
Deferred Tax Valuation Allowance	––	0%	3,958	-26%
	$(834)	21%	$(509)	3%

The tax effects of temporary differences that give rise to significant elements of deferred tax assets and liabilities are as follows (in thousands):

	December 31,	December 31,
	2007	2008
Deferred tax assets:
Net operating loss carry forward	$1,062	$4,772
Amortization of intangible assets	104	166
Goodwill impairment	640	1,513
Allowance for doubtful accounts	8	11
Accrued reserves	157	136
Compensation differences	134	152
Valuation allowance	––	(3,958)
Non-current deferred tax assets	2,105	2,792

Deferred tax liabilities:
Accelerated depreciation and amortization	484	593
Amortization of Operating Certificate	112	167
Non-current deferred tax liabilities	596	760
Net non-current deferred tax assets	$1,509	$2,032

A valuation allowance offsets the net deferred tax assets for which recovery is not considered more likely than not.  A valuation allowance is evaluated considering positive and negative evidence about whether the deferred tax assets will be realized.  At the time of evaluation, the allowance can be either increased or reduced.  A reduction could result in the complete elimination of the allowance, if positive evidence indicates that the value of the deferred tax assets is no longer impaired and the allowance is no longer required. The Company's net operating loss carryforward as of December 31, 2008 was $12.7 million that expires in years up to 2028.  A valuation allowance of $4.0 million was provided for the net operating loss carryforward and other deferred tax assets as of December 31, 2008. We determined that the rapidly declining economy, especially since the beginning of the fourth quarter of 2008, had diminished our visibility regarding future long-term profitability. As a result, we concluded that we would more likely than not fail to realize the full benefit of such assets.

In September 2007, prior to filing our tax return for the taxable year ended December 31, 2006, we made an election under Section 338 of the Internal Revenue Code by filing for an Automatic Extension of Time to File Form 8023, pursuant to Rev. Proc. 2033-33. The Section 338 election allowed the tax bases of the assets acquired in the March 14, 2006 acquisition to be stepped up to reflect the purchase price of the stock. Primarily as a result of the Section 338 election, the Company’s tax liability for 2006 was under-accrued as of December 31, 2006 and the under-accrual was charged to operations for the year ended December 31, 2007.

As of December 31, 2008, we have not recorded any provisions for accrued interest and penalties related to uncertain tax positions. When applicable, we recognize interest and penalties related to uncertain tax positions in general and administrative expense.

At December 31, 2008, tax years 2004 through 2007 remain open to examination, and possible adjustment, by the major taxing jurisdictions to which we are subject through September 2011.

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

(17)   Related-Party Transactions

Management Services Agreement.  On March 14, 2006, the Company entered into a management services agreement with the Weatherly Group and Taglich Brothers.  Under this agreement, these parties agreed to provide advisory and management services to the Company in consideration of an annual management fee of $200,000, payable monthly, and financial advisory fees based on a formula if the Company merges with or acquires another company. Expenses incurred pursuant to the management services agreement were $200,000 in 2007. The management services agreement was terminated effective January 1, 2008. The amount of management fees owed as of December 31, 2007 was $17,000.

Building lease. The Company leases its facilities for Gulfstream and the Academy from EYW Holdings, Inc., an entity controlled in part by Thomas L. Cooper and Thomas P. Cooper, an officer of Gulfstream. The total amount of rent expense incurred for these facilities during 2007 and 2008 was $398,000 and $414,000, respectively.  The amount of rent payable to EYW Holdings, Inc. at December 31, 2007 and 2008 was $67,000 and $33,000 respectively.

Cuba Operations.  Gulfstream Air Charter, Inc. (“GAC”), a related company which is owned by Thomas L. Cooper, operates charter flights between Miami and Havana.  GAC is licensed by the Office of Foreign Assets Control of the U. S. Department of the Treasury as a carrier and travel service provider for charter air transportation between designated U. S. and Cuban airports.

Pursuant to a services agreement between Gulfstream and GAC dated August 8, 2003 and amended on March 14, 2006, Gulfstream provides use of its aircraft, flight crews, the Gulfstream name, insurance, and service personnel, including passenger, ground handling, security, and administrative. Gulfstream also maintains the financial records for GAC.   Pursuant to the March 14, 2006 amended agreement, GAC receives 75% of the operating profit generated by GAC’s Cuban charter operation. Prior to March 14, 2006, GAC received all of the operating profit generated up to a cumulative total of $1 million, and then 75% thereafter.

As a result of the increasing significance of the Cuba charter business to our overall performance, we have consolidated the results of the Cuba charter business as a variable interest entity for the year ended December 31, 2008 pursuant to the requirements of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities. For the year ended December 31, 2008, gross revenue and operating expenses are included in the Consolidated Statement of Operations, and the operating profit of $425,000 related to the Cuba charter business is included in consolidated net income. Conversely, for the year ended December 31, 2007, the operating profit of $836,000 related to the Cuba charter business was included as a component of Revenue, and gross revenue and operating expenses were excluded from the Statement of Operations.

As of December 31, 2007 and 2008, GAC owed Gulfstream $640,000 and $-0- respectively, pursuant to the services agreement.

Transactions with related parties and affiliates.  The Company rents equipment and obtains consulting services from entities controlled by Thomas L. Cooper and Thomas P. Cooper. The amounts paid for 2007 and 2008, were approximately $114,000 and $41,000, respectively.

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

The Company has two reportable segments: the airline and charter operation (the Airline) and the flight academy (the Academy).  The accounting policies of the business segments are the same as those described in Note (1).  Although the reportable segments are business units that offer different services and are managed separately, their activities are highly integrated.

Virtually all of the Company’s consolidated capital expenditures, depreciation and amortization, and interest expense are attributable to Airline and Charter business segment.

Financial information for 2007 and 2008 by business segment is as follows (in thousands):

	Airline and	Flight		Intercompany
2008	Charter	Academy	Parent	Eliminations	Total
Operating revenues	$104,144	$2,712	$97	$(1,697)	$105,256
Operating expenses:
Goodwill impairment		2,703			2,703
Loss on sale of equipment	4,754				4,754
All other operating expenses	110,014	3,084	443	(1,697)	111,844
Total Operating Expenses	114,768	5,787	443	(1,697)	119,301
Loss from operations	$(10,624)	$(3,075)	$(346)	$––	$(14,045)
Net loss	$(11,322)	$(3,000)	$(477)	$––	$(14,799)
Depreciation and amortization	$2,742	$12	$––	$––	$2,754
Interest expense	737	––	569	––	1,306
Interest income	38	––	––	––	38
Income tax benefit			509		509
Capital expenditures	1,417	9			1,426
Total assets	15,325	2,918	16,827	(15,700)	19,370

	Airline and	Flight		Intercompany
2007	Charter	Academy	Parent	Eliminations	Total
Operating revenues	$110,412	$3,767	$360	$(2,243)	$112,296
Operating expenses:
Goodwill impairment		2,391			2,391
All other operating expenses	110,534	3,810	651	(2,243)	112,752
Total Operating Expenses	110,534	6,201	651	(2,243)	115,143
Loss from operations	$(122)	$(2,434)	$(291)	$––	$(2,847)
Net loss	$(625)	$(2,346)	$(135)	$––	$(3,106)
Depreciation and amortization	3,749	12	$––	$––	3,761
Interest expense	642	––	504	––	1,146
Interest income	141	––	––	––	141
Income tax benefit	––	––	834	––	834
Capital expenditures	7,334	35	––	––	7,369
Total assets	33,790	8,508	13,097	(15,974)	39,421

 (19)   Selected Quarterly Financial Data (Unaudited)

The following table presents selected quarterly unaudited financial data for each of the years ended December 31, 2007 and 2008 (in thousands):

	First	Second	Third	Fourth	Total
2008	Quarter	Quarter	Quarter	Quarter	Year
Revenue	$31,255	$31,052	$21,066	$21,883	$105,256
Operating expenses	33,187	36,560	25,484	24,070	119,301
Operating income (loss)	(1,932)	(5,508)	(4,418)	(2,187)	(14,045)
Non-operating expenses	(138)	(156)	(101)	(868)	(1,263)
Pre-tax income (loss)	(2,070)	(5,664)	(4,519)	(3,055)	(15,308)
Income tax provision (benefit)	(784)	(2,119)	(441)	2,835	(509)
Net income (loss)	$(1,286)	$(3,545)	$(4,078)	$(5,890)	$(14,799)

	First	Second	Third	Fourth	Total
2007	Quarter	Quarter	Quarter	Quarter	Year
Revenue	$29,226	$31,979	$25,470	$25,621	$112,296
Operating expenses	26,297	29,005	27,939	31,902	115,143
Operating income (loss)	2,929	2,974	(2,469)	(6,281)	(2,847)
Non-operating expenses	(274)	(205)	(249)	(365)	(1,093)
Pre-tax income (loss)	2,655	2,769	(2,718)	(6,646)	(3,940)
Income tax provision (benefit)	1,002	1,044	(1,020)	(1,860)	(834)
Income (loss) before minority interest	1,653	1,725	(1,698)	(4,786)	(3,106)
Minority interest	5	(5)	––	––	––
Net income (loss)	$1,658	$1,720	$(1,698)	$(4,786)	$(3,106)

Item 9.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.

Controls and Procedures

(a)

Evaluation of Disclosure Controls and Procedures:

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is collected and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  In designing and evaluating our disclosure controls and procedures, management recognized that no matter how well conceived and operated, disclosure controls and procedures can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met.  Our disclosure controls and procedures have been designed, and management believes that they meet, reasonable assurance standards.  Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, the Chief Executive Officer and the Chief Financial Officer have concluded that, subject to the limitations noted above, our disclosure controls and procedures were effective.

(b)

Management’s Report on Internal Control Over Financial Reporting

The management of Gulfstream International Group, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system was designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008.  In making this assessment, we used the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, we believe that, as of December 31, 2008, the company's internal control over financial reporting was effective based on those criteria.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

(c)

Changes in Internal Control Over Financial Reporting

As of the quarter ended December 31, 2008, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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

Gulfstream International Group, Inc.
Robert M. Brown
3201 Griffin Road, 4th Floor
Fort Lauderdale, Florida
(954) 985-1500

To the extent required by law or the rules of the NYSE Amex, any amendments to, or waivers from, any provision of the Code of Ethics and Business Conduct Policy will be promptly disclosed publicly. To the extent permitted by such requirements, we intend to make such public disclosure by posting the relevant material on our website in accordance with SEC rules.

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
David F. Hackett
Chief Executive Officer and President, Director

Date: March 31, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 31, 2009, by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title

/s/ THOMAS A. MCFALL	Chairman of the Board and Senior Executive Officer
Thomas A. McFall

/s/ DAVID F. HACKETT	Chief Executive Officer and President, Director
David F. Hackett

/s/ GARY P. ARNOLD	Director
Gary P. Arnold

/s/ BARRY S. LUTIN	Director
Barry S. Lutin

/s/ RICHARD R. SCHREIBER	Director
Richard R. Schreiber

/s/ GARY L. FISHMAN	Director
Gary L. Fishman

/s/ ROBERT M. BROWN	Chief Financial Officer
Robert M. Brown

INDEX TO EXHIBITS

Exhibits are listed by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K.

Exhibit No.	Exhibit
3.1	Certificate of Incorporation of the Registrant, incorporated by reference to Gulfstream International Group, Inc. Form S-1 (File No. 333-144363) dated November 9, 2007, exhibit 3.1
3.2	Bylaws of the Registrant, incorporated by reference to Gulfstream International Group, Inc. Form S-1 (File No. 333-144363) dated November 9, 2007, exhibit 3.3
4.1	Specimen Stock Certificate, incorporated by reference to Gulfstream International Group, Inc. Form S-1 (File No. 333-144363) dated November 16, 2007, exhibit 4.1
4.2	Form of Subordinated Debenture, incorporated by reference to Gulfstream International Group, Inc. Form S-1 (File No. 333-144363) dated July 5, 2007, exhibit 4.2
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
10.11

Business Lease Agreement dated May 14, 1999 between Richard Bulow and Gulfstream International Airlines, Inc., as amended by Amendment dated June 21, 2004, incorporated by reference to Gulfstream International Group, Inc. Form 10-K (File No. 001-33884) dated April 14, 2008, exhibit 10.11

10.12

Form of Used Beechcraft 1900D Airliner Operating Lease Agreement dated June 8, 2006 between CSC Applied Technologies LLC and Gulfstream International Airlines, Inc., as amended by Consultant Agreement Modification dated July 20, 2006, incorporated by reference to Gulfstream International Group, Inc. Form S-1 (File No. 333-144363) dated December 4, 2007, exhibit 10.12

10.13

Lease Agreement dated as of July 20, 2000 between Miami-Dade County, Florida and Gulfstream International Airlines, Inc., incorporated by reference to Gulfstream International Group, Inc. Form S-1 (File No. 333-144363) dated October 30, 2007, exhibit 10.13

10.14

Building Lease dated June 1, 2004 between Broward County and Gulfstream International Airlines, Inc., incorporated by reference to Gulfstream International Group, Inc. Form S-1 (File No. 333-144363) dated October 30, 2007, exhibit 10.14

10.15

Lease Agreement dated as of June 18, 2002, by and between Blount Realty Partners, Ltd. and Gulfstream International Airlines, Inc., incorporated by reference to Gulfstream International Group, Inc. Form S-1 (File No. 333-144363) dated October 30, 2007, exhibit 10.15

10.16

Form of Aircraft Lease Agreement dated as of October 28, 2004 between Gulfstream International Airlines, Inc. and Mesa Airlines Inc., incorporated by reference to Gulfstream International Group, Inc. Form S-1 (File No. 333-144363) dated December 4, 2007, exhibit 10.16

10.17

Lease dated August 1, 2006 between CSC Applied Technologies, LLC and Gulfstream International Airlines, Inc., incorporated by reference to Gulfstream International Group, Inc. Form S-1 (File No. 333-144363) dated November 7, 2007, exhibit 10.17

10.18

Agreement dated March 1, 2007 between Pratt & Whitney Canada Corp. and Gulfstream International Airlines, Inc., incorporated by reference to Gulfstream International Group, Inc. Form S-1 (File No. 333-144363) dated December 4, 2007, exhibit 10.18

10.19

Services Agreement dated August 8, 2003 and amended March 14, 2006 between Gulfstream International Airlines, Inc. and Gulfstream Air Charter, Inc., incorporated by reference to Gulfstream International Group, Inc. Form S-1 (File No. 333-144363) dated October 30, 2007, exhibit 10.19

10.20

Agreement dated June 13, 2006 between Gulfstream International Airlines, Inc. and the Airline Division of The International Brotherhood of Teamsters Representing the Pilots of Gulfstream International Airlines, Inc., incorporated by reference to Gulfstream International Group, Inc. Form S-1 (File No. 333-144363) dated October 30, 2007, exhibit 10.20

10.21

Loan Agreement dated August 15, 2006 between Wachovia Bank, National Association and Gulfstream International Airlines, Inc., incorporated by reference to Gulfstream International Group, Inc. Form S-1 (File No. 333-144363) dated July 5, 2007, exhibit 10.21

10.22

Loan Agreement dated as of December 29, 2005 between Gulfstream International Airlines, Inc., and Irwin Union Bank and Trust Company, incorporated by reference to Gulfstream International Group, Inc. Form S-1 (File No. 333-144363) dated July 5, 2007, exhibit 10.22

10.23#

Gulfstream Acquisition Group, Inc. (predecessor to Gulfstream International Group, Inc.) Stock Incentive Plan, incorporated by reference to Gulfstream International Group, Inc. Form S-1 (File No. 333-144363) dated July 5, 2007, exhibit 10.23

10.24#

Form of Stock Option Agreement under Gulfstream Acquisition Group, Inc. (predecessor to Gulfstream International Group, Inc.) Stock Incentive Plan, incorporated by reference to Gulfstream International Group, Inc. Form S-1 (File No. 333-144363) dated July 5, 2007, exhibit 10.24

Exhibit No.	Exhibit
10.25#

Employment Agreement dated March 14, 2006 between Thomas L. Cooper and Gulfstream International Airlines, Inc., incorporated by reference to Gulfstream International Group, Inc. Form S-1 (File No. 333-144363) dated July 5, 2007, exhibit 10.25

10.26#

Employment Agreement dated March 14, 2006 between David F. Hackett and Gulfstream International Airlines, Inc., incorporated by reference to Gulfstream International Group, Inc. Form S-1 (File No. 333-144363) dated July 5, 2007, exhibit 10.26

10.27#

Employment Agreement dated August 7, 2003 between Thomas P. Cooper and Gulfstream International Airlines, Inc., incorporated by reference to Gulfstream International Group, Inc. Form S-1 (File No. 333-144363) dated July 5, 2007, exhibit 10.27

10.28#

Employment Agreement dated April 6, 2006 between Paul Stagias and Gulfstream Training Academy, Inc., incorporated by reference to Gulfstream International Group, Inc. Form S-1 (File No. 333-144363) dated July 5, 2007, exhibit 10.28

10.29#

Form of Indemnification Agreement between the Registrant and each of its Directors and Officers, incorporated by reference to Gulfstream International Group, Inc. Form S-1 (File No. 333-144363) dated November 16, 2007, exhibit 10.29

10.30

Form of Warrant issued in connection with the acquisition of Gulfstream International Airlines and Gulfstream Flight Academy, incorporated by reference to Gulfstream International Group, Inc. Form S-1 (File No. 333-144363) dated July 5, 2007, exhibit 10.30

10.31

Amended and Restated Common Stock Purchase Warrant dated March 14, 2006 issued by Gulfstream International Airlines, Inc. to Continental Airlines, Inc., incorporated by reference to Gulfstream International Group, Inc. Form S-1 (File No. 333-144363) dated November 7, 2007, exhibit 10.31

10.32	Form of Warrant issued to the Underwriters, incorporated by reference to Gulfstream International Group, Inc. Form S-1 (File No. 333-144363) dated November 16, 2007, exhibit 10.32
10.33

Aircraft Purchase and Sale Agreement dated June 26, 2008 between the Company and Pimegal Consultants Ltd., incorporated by reference to Gulfstream International Group, Inc. Form 10-Q (File No. 001-33884) dated August 14, 2008, exhibit 10.1

10.34

Securities Purchase Agreement entered into on September 12, 2008, and effective on August 31, 2008, by and between Gulfstream International Group, Inc. and Shelter Island Opportunity Fund, LLC, incorporated by reference to Gulfstream International Group, Inc. Form 10-Q (File No. 001-33884) dated November 14, 2008, exhibit 10.1

10.35

$5,100,000 Secured Original Issue Discount Debenture entered into on September 19, 2008, and effective on August 31, 2008, incorporated by reference to Gulfstream International Group, Inc. Form 10-Q (File No. 001-33884) dated November 14, 2008, exhibit 10.2

10.36

Common Stock Purchase Warrant issued to Shelter Island Opportunity Fund, LLC, entered into on September 19, 2008, and effective on August 31, 2008, incorporated by reference to Gulfstream International Group, Inc. Form 10-Q (File No. 001-33884) dated November 14, 2008, exhibit 10.3

10.37

Security Agreement entered into on September 19, 2008, and effective on August 31, 2008, by and between Gulfstream International Group, Inc. and Shelter Island Opportunity Fund, LLC, incorporated by reference to Gulfstream International Group, Inc. Form 10-Q (File No. 001-33884) dated November 14, 2008, exhibit 10.4

10.38

Put Option Agreement entered into on September 19, 2008, and effective on August 31, 2008, by and between Gulfstream International Group, Inc. and Shelter Island Opportunity Fund, LLC, incorporated by reference to Gulfstream International Group, Inc. Form 10-Q (File No. 001-33884) dated November 14, 2008, exhibit 10.5

10.39

Securities Purchase Agreement dated September 15, 2008, by and between Gulfstream International Group, Inc. and Gulfstream Funding, LLC, incorporated by reference to Gulfstream International Group, Inc. Form 10-Q (File No. 001-33884) dated November 14, 2008, exhibit 10.6

Exhibit No.	Exhibit
10.40

$1,000,000 Junior Subordinated Debenture dated September 16, 2008, incorporated by reference to Gulfstream International Group, Inc. Form 10-Q (File No. 001-33884) dated November 14, 2008, exhibit 10.7

10.41

Common Stock Purchase Warrant issued to Gulfstream Funding, LLC, dated September 16, 2008, incorporated by reference to Gulfstream International Group, Inc. Form 10-Q (File No. 001-33884) dated November 14, 2008, exhibit 10.8

10.42

Letter Agreement Regarding Conversion of Debenture dated September 16, 2008, by and between Gulfstream International Group, Inc. and Gulfstream Funding, LLC, incorporated by reference to Gulfstream International Group, Inc. Form 10-Q (File No. 001-33884) dated November 14, 2008, exhibit 10.9

10.43

Agreement, dated December 19, 2008 by and between Gulfstream International Airlines, Inc. and Raytheon Aircraft Credit Corporation, incorporated by reference to Gulfstream International Group, Inc. Form 8-K (File No. 001-33884)) dated December 23, 2008, exhibit 10.1

11.1*	Statement re computation of per share earnings
16.1

Letter of Rotenberg Meril Solomon Bertiger & Guttilla, P.C. dated January 6, 2009, incorporated by reference to Gulfstream International Group, Inc. Form 8-K (File No. 001-33884)) dated January 8, 2009, exhibit 16.1

21.1 *	List of Subsidiaries of the Registrant
31.1 *	Certification Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
31.2 *	Certification Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
32.1 *	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2 *	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

———————

* Filed herewith.

# Indicates management contract or compensatory plan.