Form 10-K/A
period 2008-12-31
GULFSTREAM INTERNATIONAL GROUP INC
filed 2009-04-30
CIK 1405419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————

FORM 10-K/A

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

Common stock outstanding at April 30, 2009: 2,959,600 shares.

DOCUMENTS INCORPORATED BY REFERENCE

None.

TABLE OF CONTENTS

Item	Description	Page

PART III

Item 10.

Directors, Executive Officers and Corporate Governance

2

Item 11.

Executive Compensation

5

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related
Stockholder Matters

11

Item 13.

Certain Relationships and Related Transactions, and Director Independence

13

Item 14.

Principal Accounting Fees and Services

14

Item 15.

Exhibits and Financial Statement Schedules

16

SIGNATURES

EXPLANATORY NOTE

Gulfstream International Group, Inc. hereby amends its Annual Report on Form 10-K for the fiscal year ended December 31, 2008, originally filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2009 (the “Original 10-K”), to include the information required to be disclosed by Part III of Form 10-K. References to “we,” “our,” and “us,” refer to Gulfstream international Group, Inc. and either or both of Gulfstream International Airlines, Inc. (“Gulfstream”) or Gulfstream Training Academy, Inc. (the “Academy”), our two independent subsidiaries. We previously indicated that the information required to be disclosed by Part III of Form 10-K would be provided in our proxy statement; however, we have determined that our proxy statement will not be filed as of the date hereof as required by the SEC in order to incorporate by reference.

The information set forth in this amendment to the Original 10-K (this “Amendment”) replaces the information set forth in Part III of the Original 10-K in its entirety. No other Part, Item or section of the Original 10-K is being amended by this Amendment.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-K/A contains forward-looking statements. These statements relate to, among other things:

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

You should read this Amendment and the Original 10-K completely and with the understanding that our results may be materially different from what we expect. We undertake no duty to update these forward-looking statements after the date of this Amendment, even though our situation may change in the future. We qualify all of our forward-looking statements by these cautionary statements.

PART III

Item 10.

Directors, Executive Officers and Corporate Governance

Board of Directors and Executive Officers

Currently, we have authorized a six-member board of directors. All of the directors hold office until the next annual meeting of stockholders or until their successors are duly qualified. Set forth below is the name, age, position and a brief account of the business experience of each of the Company’s executive officers and directors.

Name	Age	Position(s)
Thomas A. McFall	55	Chairman of the Board and Senior Executive Officer
David F. Hackett	47	Chief Executive Officer and President, Director
Gary P. Arnold	67	Director
Gary L. Fishman	62	Director
Barry S. Lutin	64	Director
Richard R. Schreiber	53	Director
Robert M. Brown	61	Chief Financial Officer

Thomas A. McFall, 55, Chairman of the Board and Senior Executive Officer

Mr. McFall has served as Chairman of our board of directors and senior executive officer since March 2006. Mr. McFall currently serves as Chairman of Weatherly Group LLC, a company he founded in 1999. Mr. McFall has served as an executive and on the board of directors of numerous companies, including Weatherstar Aviation. Weatherstar was a New Jersey based aviation operator providing both regularly scheduled and on demand charter flights under an FAA Part 135 certificate. Mr. McFall was President and CEO of Weatherstar from its inception in 1987 until its sale in 1995. He is currently Chairman of Aladdin Food Management Services and Cattron Group International.

David F. Hackett, 47, Chief Executive Officer and President, Director

Mr. Hackett has been our Chief Executive Officer and President since March 2006. Since June 2003, Mr. Hackett has served as President of Gulfstream. From January 2002 to June 2003, he was a financial and strategic consultant to Newgate Associates, LLC. Mr. Hackett has over 20 years experience in the airline industry, beginning with Continental in 1985, where he eventually served as Director, Financial Planning and Analysis.

Gary P. Arnold, 67, Director

Mr. Arnold has been a director since November 2007. He has significant international and domestic experience in the electronics industry in the areas of finance, strategic planning and operations, and has been involved in numerous capital market transactions. He spearheaded the turnaround at Tektronix Corp. where he was chief financial officer from 1990 to 1992, and later served as Chairman and CEO of Analogy, Inc., a provider of design automation software used in the automotive industry from 1993 to 2000. Since 2000, Mr. Arnold has been a private investor and currently serves on the boards of directors of National Semiconductor Corp. (NYSE: NSM) and Orchids Paper Products Company (NYSE AMEX: TIS). Mr. Arnold is a certified public accountant and holds a B.S. degree in Accounting from East Tennessee State University and a JD degree from the University of Tennessee School of Law.

Gary L. Fishman, 62, Director

Mr. Fishman has been a director since January 2009. He has over 30 years of airline experience, having held executive positions with Northwest Airlines, Continental Airlines and Trans World Airlines in diverse areas including operations, planning and finance. An officer of Northwest from 1995 to 2005, he held various positions, including, from 2002-2004, Vice President of Customer Service Planning and Security and, from 2004-2005, Senior Vice President of Alliances. After his retirement from Northwest, he served from 2005 through 2008 as Vice President of Sales Operations at Ingenix, a division of UnitedHealth Group. He is a graduate of the United States Naval Academy and served as an officer in the US Navy from 1968 through 1973.

Barry S. Lutin, 64, Director

Mr. Lutin has been a director since November 2007. He has been involved in the aviation industry for more than forty years, serving in various senior positions responsible for certification, operations and financial management for scheduled air operators. Since December 2006, Mr. Lutin has been a Managing Director of Helion Procopter Industries, a subsidiary of Anham Trading and Contracting, LLC of Dubai and, since April 2002, Mr. Lutin has been President and CEO of Capitol Rising, LLC. Between 1992 and 2002, Mr. Lutin served as a management consultant and as President and Chief Operating Officer of Shuttle America Corporation. From 1972 to 1992, Mr. Lutin served as Chairman and CEO of Corporate Air, Inc., an FAA part 135 scheduled cargo carrier. Currently, he serves as Chairman and director of Safe Passage International, a U.S.-based security training software development company. Mr. Lutin is a licensed air transport pilot with more than six thousand hours of flight experience.

Richard R. Schreiber, 53, Director

Mr. Schreiber has been a director since March 2006. Mr. Schreiber has been a Partner with Dimeling, Schreiber & Park, an investment firm in Philadelphia, since 1982. Mr. Schreiber is also employed by Itochu International, Inc. as Director, Principal Investments. He has been on the board of directors of numerous private companies (including New Piper Aircraft and McCall Pattern Company) and public companies (including Wiser Oil Company and Chief Consolidated Mining). Mr. Schreiber was previously a director of Business Express Airlines (a large Part 121 commuter airline), Aeris (a French airline) and Rocky Mountain Helicopters (a large Part 135 operation). Mr. Schreiber received a bachelor’s degree in Economics from the Wharton School of the University of Pennsylvania.

Robert M. Brown, 61, Chief Financial Officer

Robert M. Brown has been our Chief Financial Officer since January 2007. From April 2005 to November 2006, Mr. Brown served as the Secretary, Treasurer and Chief Financial Officer of BabyUniverse, Inc., an online retailer in the United States of brand name baby, toddler, maternity and furniture products that is listed on the Nasdaq Capital Market. From November 2002 to April 2005, Mr. Brown was a private investor. Mr. Brown was the Chief Financial Officer of Uno Restaurant Corporation from 1987 to 1997, and served as its Executive Vice President-Development from 1997 to 2002. Uno Restaurant Corporation is the operator and franchisor of a nationwide chain of casual-dining restaurants and was publicly-traded on the New York Stock Exchange through 2001. Mr. Brown held several accounting positions prior to 1987 with each of SCA Services, Inc., The Stanley Works, Saab-Scania, Inc. and Price Waterhouse. Mr. Brown is a CPA certified in the State of Connecticut and earned a B.S. degree in Accounting at Fairfield University.

Board Committees

We have established an Audit Committee consisting of Mr. Arnold, who chairs the committee, and Messrs. Lutin and Schreiber, all of whom we believe qualify as “independent directors” under NYSE Amex rules. The NYSE Amex listing standards define “financially literate” as being able to read and understand financial statements, including a company’s balance sheet, income statement and cash flow statement. The Audit Committee is governed by a written charter, available in the Corporate Governance section of our website which can be accessed from our homepage at http//www.gulfstreamair.com by selecting “Corporate Governance,” which must be reviewed, and amended if necessary, on an annual basis. Under the charter, the Audit Committee is required to meet at least four times a year and is responsible for reviewing the independence, qualifications and quality control procedures of our independent auditors, and is responsible for recommending the initial or continued retention, or a change in, our independent auditors. In addition, the Audit Committee is required to review and discuss with the Company’s management and independent auditors our financial statements and our annual and quarterly reports, as well as the quality and effectiveness of our internal control procedures and critical accounting policies. The Audit Committee’s charter also requires the Audit Committee to review potential conflict of interest situations, including transactions with related parties, and to discuss with our management other matters related to our external and internal audit procedures. The Audit Committee will adopt a pre-approval policy for the provision of audit and non-audit services performed by our independent auditors. We believe Mr. Arnold is a “financial expert” as defined under the Securities and Exchange Act of 1934 and as required by the NYSE Amex.

We have also established a Compensation Committee consisting of Mr. Lutin, who chairs the committee, and Messrs. Arnold and Schreiber, all of whom we believe qualify as “independent directors” under NYSE Amex rules. The Compensation Committee is governed by a written charter, available in the Corporate Governance section of our Website which can be accessed from our homepage at http://www.gulfstreamair.com by selecting “Corporate Governance.” The Compensation Committee is responsible for making recommendations to the board of directors regarding compensation arrangements for our executive officers, including annual bonus compensation, and consults with our management regarding compensation policies and practices. The Compensation Committee also makes recommendations concerning the adoption of any compensation plans in which management is eligible to participate, including the granting of stock options or other benefits under those plans.

We have also established a Nominating and Corporate Governance Committee consisting of Mr. Schreiber, who chairs the committee, and Mr. Arnold and Mr. Lutin, all of whom we believe qualify as “independent directors” under the NYSE Amex rules. The Nominating and Corporate Governance Committee is governed by a written charter, available in the Corporate Governance section of our Website which can be accessed from our homepage at http://wwwgulfstreamair.com by selecting “Corporate Governance.” The Nominating and Corporate Governance Committee submits to the board of directors a proposed slate of directors for submission to the stockholders at our annual meeting, recommends director candidates in view of pending additions, resignations or retirements, develops criteria for the selection of directors, reviews suggested nominees received from stockholders and reviews corporate governance policies and recommends changes to the full board of directors.

Selection of Nominees for the Board of Directors

Any stockholder wishing to submit a candidate for consideration should send the following information to the Corporate Secretary, Gulfstream International Group, Inc., 3201 Griffin Road, 4th Floor, Ft. Lauderdale, Florida 33312:

•

Stockholder’s name, number of shares owned, length of period held, and proof of ownership;

•

Name, age and address of candidate;

•

A detailed resume describing among other things the candidate’s educational background, occupation, employment history, and material outside commitments (e.g., memberships on other boards and committees, charitable foundations, etc.);

•

A supporting statement which describes the candidate’s reasons for seeking election to the board of directors, and documents his/her ability to serve on the board of directors;

•

Any information relating to the candidate that is required to be disclosed in the solicitation of proxies for election of directors;

•

A description of any arrangements or understandings between the stockholder and the candidate;

•

Any other information that would be useful to the committee in considering the candidate; and

•

A signed statement from the candidate, confirming his/her willingness to serve on the board of directors.

The Corporate Secretary will forward such materials to the Chairman of the Nominating and Corporate Governance Committee and the Chairman of the Board. The Corporate Secretary will also maintain copies of such materials for future reference by the committee when filling board of directors positions.

Stockholders may submit potential director candidates at any time pursuant to these procedures. The committee will consider such candidates if a vacancy arises or if the board of directors decides to expand its membership, and at such other times as the committee deems necessary or appropriate. Separate procedures apply, as provided in the Bylaws, if a stockholder wishes to submit at an annual meeting a director candidate that is not approved by the committee or the board of directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, persons who beneficially own more than ten percent of a registered class of our equity securities, and certain other persons to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the SEC, and to furnish us with copies of the forms. Based solely on its review of the forms we received, or written representations from reporting persons, we believe that all of our directors, executive officers and beneficial owners of greater than ten percent of our outstanding Common Stock complied with all such filing requirements during 2008, except that Gulfstream Funding, LLC purchased a convertible debenture on September 19, 2008 that was reported on Form 4 on February 20, 2009 and Thomas A. McFall purchased 28,500 shares of common stock on December 31, 2008 that was reported on Form 4 on January 6, 2009.

Code of Ethics

Our Board of Directors adopted a Code of Ethics and Business Conduct Policy for all of our directors, officers and employees effective July 3, 2007. We have posted our Code of Ethics and Business Conduct Policy on our website (www.gulfstreamair.com). In addition, stockholders may request a free copy from our Chief Financial Officer as follows:

Gulfstream International Group, Inc.
Robert M. Brown
3201 Griffin Road, 4th Floor
Fort Lauderdale, Florida
(954) 985-1500

To the extent required by law or the rules of the New York Stock Exchange Amex, any amendments to, or waivers from, any provision of the Code of Ethics and Business Conduct Policy will be promptly disclosed publicly. To the extent permitted by such requirements, we intend to make such public disclosure by posting the relevant material on our website in accordance with SEC rules.

Item 11.

Executive Compensation

EXECUTIVE COMPENSATION

The following table sets forth certain information concerning the compensation of our chief executive officer and certain of our other executive officers during 2008 and 2007. We hired Mr. Brown as our Chief Financial Officer on January 29, 2007. Prior to that time, Mr. Hackett also served as our Chief Financial Officer. We refer to these persons as the “named executive officers” elsewhere in this proxy statement.

Summary Compensation Table

Name and principal position	Year	Salary	Bonus	Option Awards (1)	Non-Equity Incentive Plan Compensation	All Other Compensation	Total
David F. Hackett
Chief Executive	2008	$134,900	$23,800	––	––	$14,400	$173,100
Officer and President	2007	$132,000	$37,400	$179,300	––	$14,500	$363,200

Thomas P. Cooper
Senior Vice President,	2008	$100,000	$6,100	$4,900	––	$13,600	$119,700
Legal Affairs	2007	$98,100	$19,400	$8,900	––	$13,800	$140,200

Robert M. Brown
Chief Financial	2008	$150,000	––	14,600	––	$9,500	$174,100
Officer	2007	$142,700	––	$26,700	––	$8,700	$178,100

———————

(1)

Reflects options awarded under our Stock Incentive Plan. These options vest and become exercisable in 20% increments starting on the grant date and 20% on each anniversary of the grant date, except that all of Mr. Hackett’s unvested options as of December 14, 2007 were accelerated based on the Company’s completion of its initial public offering of common stock. These amounts represent the financial reporting expense recognized by the Company in 2007 and 2008 in accordance with SFAS 123R, and not the amounts that may be eventually realized by the named executive officers.

Agreements with Named Executive Officers

David F. Hackett

On March 14, 2006, Mr. Hackett and our wholly-owned subsidiary, Gulfstream International Airlines, Inc. (“Gulfstream”), entered into an Executive Employment Agreement, pursuant to which, among other things, Mr. Hackett is to serve as President of Gulfstream for an initial term of two years, subject to automatic one-year extensions absent mutual amendment of the terms or termination by either party as set forth therein. Mr. Hackett is entitled to a base salary of $132,000 (as increased to reflect increases in the consumer price index and at the discretion of the board of directors) and a bonus determined at the discretion of the board of directors. In the event of Mr. Hackett’s death during the term of the agreement,

Mr. Hackett’s salary and any bonus will be paid to his designated beneficiary, estate or other legal representative for six months following his death. In the event of Mr. Hackett’s disability during the term of the agreement, Mr. Hackett will be entitled to receive no less than six months’ salary and any bonus following such disability. This disability payment is in addition to other long-term disability benefits provided by us to Mr. Hackett. For the purposes of this agreement, “disability” is deemed to have occurred if Mr. Hackett is unable by reason of sickness, disease or accident to substantially perform his duties under the agreement for an aggregate of six months in any one-year period, or if he has a guardian of his person or estate appointed by a court.

Upon termination of the agreement without “cause” by Gulfstream, Mr. Hackett will be entitled to benefits for the remainder of the initial or then-current renewal term of the agreement and compensation in the form of base salary and bonus payments for one year thereafter. For the purposes of this agreement, “cause” is defined as (i) repeated failure or refusal to reasonably cooperate with a governmental investigation of Gulfstream; (ii) willfully committing or participating in any act or omission which constitutes willful misconduct, fraud, misrepresentation, embezzlement or dishonesty that is materially injurious to Gulfstream; (iii) committing or participating in any other act or omission wantonly, willfully, recklessly or in a manner which was grossly negligent that is materially injurious to the company, monetarily or otherwise; (iv) engaging in a criminal enterprise involving moral turpitude; (v) any crime resulting in a conviction, which constitutes a felony in the jurisdiction involved (other than a motor vehicle felony that does not result in his incarceration); (vi) any loss of any state or federal license required for Mr. Hackett to perform his material duties or responsibilities for Gulfstream; or (vii) any material breach of the employment agreement by Mr. Hackett.

Mr. Hackett has the right to terminate the agreement upon 30 days notice for one year after any change in control. Our obligations to make payments to Mr. Hackett following such a termination are described more fully in “Potential Payments Upon Termination or Change In Control,” beginning on page 17. Pursuant to his employment agreement, Mr. Hackett agrees to a covenant not to compete during the term of the agreement and for a period of one year thereafter in the territory of Florida, the Bahamas and portions of Cuba. Mr. Hackett also agrees to maintain the confidentiality of certain information in certain circumstances.

Thomas P. Cooper

On August 7, 2003, Mr. Thomas P. Cooper and Gulfstream entered into an Executive Employment Agreement, pursuant to which, among other things, Mr. Cooper serves as Senior Vice President, Legal Affairs, or such other position as the board of directors of Gulfstream determines, for an initial term of three years, subject to automatic one-year extensions absent mutual amendment of the terms or termination by either party as set forth therein. Mr. Cooper is entitled to a base salary of $100,000 (as increased to reflect increases in the consumer price index or at the discretion of the board of directors of Gulfstream) and to a bonus equal to 1% of Gulfstream’s annual pre-tax income which amount is paid quarterly on a trailing twelve month basis, excluding non-recurring gains and losses. In the event of Mr. Cooper’s death during the term of the agreement; Mr. Cooper’s salary and incentive bonus will be paid to his designated beneficiary, estate or other legal representative for six months following his death. In the event of Mr. Cooper’s disability during the term of the agreement, Mr. Cooper will be entitled to receive no less than six months’ salary following such disability. This disability payment is in addition to other long-term disability benefits provided by us to Mr. Cooper. For the purposes of this agreement, “disability” is deemed to have occurred if Mr. Cooper is unable by reason of sickness, disease or accident to substantially perform his duties under the agreement for an aggregate of six months in any one year period, or if he has a guardian of his person or estate appointed by a court.

Upon termination of the agreement without “cause” by Gulfstream, Mr. Cooper will be entitled to benefits for the remainder of the initial or then-current renewal term of the agreement and base salary for one year plus one month for each year of service with Gulfstream. For the purposes of this agreement, “cause” is defined as (i) willfully committing or participating in any act or omission which constitutes willful misconduct, fraud, misrepresentation, embezzlement or dishonesty that is materially injurious to Gulfstream; (ii) committing or participating in any other act or omission wantonly, willfully, recklessly or in a manner which was grossly negligent that is materially injurious to the company, monetarily or otherwise; (iii) engaging in a criminal enterprise involving moral turpitude; (iv) any crime resulting in a conviction, which constitutes a felony in the jurisdiction involved (other than a motor vehicle felony that does not result in his incarceration); (v) any loss of any state or federal license required for Mr. Cooper to perform his material duties or responsibilities for Gulfstream; or (vi) any material breach of the employment agreement by Mr. Cooper.

Mr. Cooper has the right to terminate the agreement upon 30 days notice for one year after any change in control. Our obligations to make payments to Mr. Cooper following such a termination are described more fully in “Potential Payments Upon Termination or Change In Control,” beginning on page 10. Pursuant to his employment agreement,

Mr. Cooper agrees to a covenant not to compete during the term of the agreement and for a period of six months thereafter in the territory of Florida and the Bahamas (unless terminated without cause by the Gulfstream, in which case the noncompetition obligations of Mr. Cooper will end upon his termination). Mr. Cooper also agrees to maintain the confidentiality of certain information in certain circumstances.

Employee Benefit Plans

Stock Incentive Plan. Our Stock Incentive Plan was adopted by our board of directors and approved by our stockholders in 2006. Our plan provides for the granting of incentive stock options, non-incentive stock options, SARs, cash-based awards, or other stock-based awards to those of our employees, directors or consultants who are selected by our board of directors. The plan authorizes 350,000 shares of our common stock to be issued under the plan. As of the date of this prospectus, we have awarded options to certain of our officers, employees and directors for an aggregate of 348,324 shares of our common stock. The compensation committee administers the plan.

On the date of the grant, the exercise price must equal at least 100% of the fair market value in the case of incentive stock options, or 110% of the fair market value with respect to optionees who own at least 10% of the total combined voting power of all classes of stock. The fair market value is determined by computing the arithmetic mean of our high and low stock prices on a given determination date . The exercise price on the date of grant is determined from time to time by the board of directors in the case of non-qualified stock options. This price needs not be uniform for all recipients of non-qualified stock options and must not be less than 100% of the fair market value.

SARs granted under the plan are subject to the same terms and restrictions as the option grants and may be granted independent of, or in connection with, the grant of options. The board of directors determines the exercise price of SARs. A SAR granted independent of an option entitles the participant to payment in an amount equal to the excess of the fair market value of a share of our common stock on the exercise date over the exercise price per share, times the number of SARs exercised. A SAR granted in connection with an option entitles the participant to surrender an unexercised option and to receive in exchange an amount equal to the excess of the fair market value of a share of our common stock over the exercise price per share for the option, times the number of shares covered by the option which is surrendered. Fair market value is determined in the same manner as it is determined for options.

The board of directors may also grant awards of stock, restricted stock and other awards valued in whole or in part by reference to the fair market value of our common stock. These stock-based awards, in the discretion of the board of directors, may be, among other things, subject to completion of a specified period of service, the occurrence of an event or the attainment of performance objectives. Additionally, the board of directors may grant awards of cash, in values to be determined by the compensation committee. If any awards are in excess of $1,000,000 such that Section 162(m) of the Internal Revenue Code applies, the board of directors must alter its compensation practices to ensure that compensation deductions are permitted.

Awards granted under the plan are generally not transferable by the participant except by will or the laws of descent and distribution, and each award is exercisable, during the lifetime of the participant, only by the participant or his or her guardian or legal representative, unless permitted by the board of directors.

Options granted under the plan will vest as provided by the board of directors at the time of the grant. The board of directors may provide for accelerated vesting or termination in exchange for cash of any outstanding awards or the issuance of substitute awards upon consummation of a change in control, as defined in the plan. The currently outstanding options vest 20% on the date of grant and then ratably at 20% per year over the next four years. The options expire on the date determined by the board of directors but may not extend more than ten years from the grant date. Incentive stock options also include certain other terms necessary to assure compliance with the Internal Revenue Code of 1986, as amended. For the purposes of the plan, a “change in control” is defined as (i) the purchase or other acquisition (other than from the Company) by any person, entity or group of persons, within the meaning of § 13(d) or § 14(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) (excluding, for this purpose, the Company or its subsidiaries or any employee benefit plan of the Company or its subsidiaries), of beneficial ownership (within the meaning of Rule 13d-3 promulgated under the Exchange Act) of 51% or more of either the outstanding shares of our common stock or the combined voting power our outstanding voting securities entitled to vote generally in the election of directors, each as of the time the Stock Incentive Plan was entered into; or (ii) individuals who constituted the board of directors at the time the Stock Incentive Plan was entered into cease for any reason to constitute at least a majority of the board of directors, except for the election of any person who becomes a director subsequent to such date whose election, or nomination for election by our stockholders, was approved by a vote of at least a majority of the directors then comprising the incumbent board of directors (other than an individual whose initial assumption of office is in connection with an actual or threatened election contest relating to the election of directors); or (iii) approval by our stockholders of a reorganization, merger or consolidation, in each case with respect to which persons who were the stockholders of the Company immediately prior to such reorganization, merger or consolidation do not, immediately thereafter, own more than 50% of, respectively, the common stock and the combined voting power entitled to vote generally in the election of directors of the reorganized, merged or consolidated corporation’s then outstanding voting securities, or of a liquidation or dissolution of the Company or of the sale of all or substantially all of the assets of the Company.

The plan may be amended, altered, suspended or terminated by the administrator at any time. We may not alter the rights and obligations under any award granted before amendment of the plan without the consent of the affected participant. Unless terminated sooner, the plan will terminate automatically in 2016.

401(k) Plan. We established a 401(k) retirement savings plan in 1996. Each of our participating employees may contribute to the 401(k) plan, through payroll deductions, up to 50% on a pre-tax basis of his or her compensation, subject to limits imposed by federal law. Beginning on July 1, 2006, we matched 25% of the first 4% contributed by participants. We may make additional contributions to the 401(k) plan in amounts determined by our board of directors. Employees may elect to invest their contributions in various established mutual funds. All amounts contributed by employee participants are fully vested at all times. The amounts matched by the Company are vested 25% in the first year of employment, 50% in the second year of employment, 75% in the third year of employment, and 100% in and after the fourth year of employment. For the year ended December 31, 2008, administrative expenses paid to our third-party provider related to the 401(k) plan were approximately $7,300.

Outstanding Equity Awards At Fiscal Year-End

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
David F. Hackett	104,324	––	––	$5.00	May 31, 2016
Robert. M. Brown	12,000	18,000	––	$5.00	January 26, 2017
Thomas P. Cooper	4,000	6,000	––	$5.00	January 26, 2017

Potential Payments Upon Termination Or Change-In-Control

The named executive officers are entitled to payments upon termination or change-in-control as set forth in their respective employment agreements, with the exception of Robert Brown. The board of directors provides payments to named executive officers upon termination or change of control in order to give them some degree of financial protection in the event of certain events occurring. The payments to which each named executive officer is eligible is roughly proportionate to such named executive officer’s level of total compensation.

Payments Made Upon Termination

In the event that a named executive officer’s employment terminates for reasons of voluntary termination, early retirement, involuntary not-for-cause termination, termination following a change of control of the Company and in the event of disability or death of the executive, he is entitled to receive amounts earned during his term of employment. Such amounts include:

•

quarterly bonus earned for any completed fiscal quarter for Mr. Thomas P. Cooper;

•

vested options awarded under our Stock Incentive Plan;

•

vested amounts contributed under our 401(k) plan; and

•

pay in lieu of unused vacation.

Payments Made Upon Death or Disability

In the event of the death or disability of a named executive officer, each named executive officer is entitled to certain benefits as described in their employment agreements described in “Agreements with Named Executive Officers.” The Company does not maintain a disability plan.

Payments Made Upon a Change in Control

Change in Control of the Company. In the event of a change in control, our board of directors or a committee thereof may provide for accelerated vesting or termination of any outstanding stock options issued under the Stock Incentive Plan in exchange for a cash payment, or the issuance of substitute awards to substantially preserve the terms of any option awards previously granted under the Stock Incentive Plan. A description of the events giving rise to a “change in control” for purposes of the Stock Incentive Plan is set forth in “Executive Compensation — Employee Benefit Plans” on page 7.

Change in Control of Gulfstream. Pursuant to the employment agreements between us and each named executive officer, with the exception of Robert Brown, we are obligated to make certain payments to such executive if his employment is terminated following a change in control of Gulfstream (as defined below) (other than termination by Gulfstream for cause or by reason of death or disability) or if he terminates his employment within one year after the occurrence of a change in control of Gulfstream, as follows:

•

continued payment of base salary and incentive bonus payments, in the case of Mr. Hackett one year following termination of the executive’s employment, and in the case of Mr. Thomas P. Cooper one year following termination of executive’s employment plus one additional month for each year of service to the Company; and

•

continued medical and life insurance benefits for the balance of the initial term of the applicable employment agreement.

Generally, pursuant to the agreements, a “change in control” of Gulfstream means a change in control (A) as set forth in Section 280G of the Internal Revenue Code; or (B) of a nature that would be required to be reported in response to Item 2.01 of a current report on Form 8-K pursuant to Section 13 or 15(d) of the Securities Exchange Act, as in effect on the date of the relevant agreement, including upon any of the following:

•

any “person” (as such term is used in Section 13(d) and 14(d) of the Exchange Act) other than the executive is or becomes the “beneficial owner” (as defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of securities of the Company representing fifty percent (50%) or more of the combined voting power of the Company’s outstanding securities then having the right to vote as elections of directors;

•

the individuals who at the effective date of the applicable employment agreement constitute the board of directors cease for any reason to constitute a majority thereof, unless the election, or nomination for election, of each new director was approved by a vote of at least two-thirds (2/3) of the directors then in office who were directors at the effective date of the applicable employment agreement;

•

there is a failure to elect a majority of the board of directors from candidates nominated by management of the Company to the board of directors; or

•

the business of Gulfstream for which the executive’s services are principally performed is disposed of by Gulfstream pursuant to a partial or complete liquidation of Gulfstream, a sale of assets (including stock of a subsidiary of Gulfstream) or otherwise.

A change in control is deemed not to have occurred on either of the following circumstances:

•

where all or any portion of the stock of Gulfstream is offered through an initial or subsequent public offering; and/or

•

where the executive gives his explicit written waiver stating that for the purposes of the relevant portions of his employment agreement, a change in control shall not be deemed to have occurred.

In the event that the executive’s employment is terminated for any reason other than cause within one year following an “attempted change in control,” the executive shall be entitled to the same benefits and compensation as though he was terminated in the year following a change in control. An “attempted change in control” is deemed to have occurred if any substantial attempt, accompanied by significant work efforts and expenditures of money, is made to accomplish a change in control, whether or not such attempt is made with the approval of a majority of the board of directors.

DIRECTORS’ COMPENSATION

The Company uses a combination of cash and stock-based incentive compensation to attract and retain qualified candidates to serve on the board of directors. In setting director compensation, the Company considers the significant amount of time that Directors expend in fulfilling their duties to the Company as well as the skill level required by the Company with respect to members of the board of directors.

Compensation for our directors in 2008 was as follows:

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Thomas A. McFall(2)	––	––	––	––	––	––	––
Gary P. Arnold	$ 31,000	––	––	––	––	––	$ 31,000
Daniel H. Abramowitz	$ 15,000	––	––	––	––	––	$ 15,000
David F. Hackett(1)	––	––	––	––	––	––	––
Douglas E. Hailey(2)	––	––	––	––	––	––	$ 31,000
Barry S. Lutin	$ 31,000	––	––	––	––	––	––
Richard R. Schreiber	$ 31,000	––	––	––	––	––	$ 31,000

———————

(1)

Mr. Hackett is not compensated for his service as a director. Our compensation of Mr. Hackett as President and Chief Executive Officer is disclosed in the Summary Compensation Table above.

(2)

Mr. McFall and Mr. Hailey chose to forego compensation for service as directors prior to the initial public offering.

Following our initial public offering in December 2007, each director receives an annual fee of $20,000. Each director receives an additional $5,000 for each committee on which he serves as Chairman per year, $3,000 for each committee on which he serves as a member (but not as a Chairman) per year and $500 for each meeting such director attends that is not in conjunction with a regularly scheduled meeting of the board of directors. We reimburse members of our board for travel related expenditures related to their services to us. Each director will also be entitled to participate in our Stock Incentive Plan. It is expected that new directors will be granted options on the date that they begin service exercisable at the then-current market value.

Limitation of Liability and Indemnification

Our bylaws provide that we have the power to indemnify our directors, officers and employees against claims arising in connection with their actions in such capacities. We currently have a directors’ and officers’ liability insurance policy that insures such persons against the costs of defense, settlement or payment of a judgment under certain circumstances. We believe that these indemnification and liability provisions are essential to attracting and retaining qualified persons as officers and directors.

In addition, our certificate of incorporation provides that the liability of our directors for monetary damages relating to breach of fiduciary duty will be eliminated to the fullest extent permissible under the General Corporation Law of the State of Delaware. Each director will continue to be subject to liability for any breach of the director’s duty of loyalty to us, for acts or omissions not in good faith or involving intentional misconduct or knowing violations of law, for unlawful stock purchases or redemptions and for any transaction from which the director derived an improper personal benefit. This provision does not affect a director’s responsibilities under any other laws, such as the federal securities laws or state or federal environmental laws.

We have entered into separate indemnification agreements with each of our directors and officers. Under these agreements, we are required to indemnify against all expenses, judgments, fines, settlements and other amounts actually and reasonably incurred, in connection with any actual, or any threatened, proceeding if any of them may be made a party because he or she is or was one of our directors or officers. We are obligated to pay these amounts only if the officer or director acted in good faith and in a manner that he or she reasonably believed to be in or not opposed to our best interests. With respect to any criminal proceeding, we are obligated to pay these amounts only if the officer or director had no reasonable cause to believe that his or her conduct was unlawful. The indemnification agreements also set forth procedures that will apply in the event of a claim for indemnification under such agreements.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The Compensation Committee is comprised of Mr. Lutin, Mr. Arnold and Mr. Schreiber, none of whom are employees or current or former officers of the Company, and none of whom had any relationship with the Company required to be disclosed under “CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.” None of the Company’s Compensation Committee members and none of the Company’s executive officers have a relationship that would constitute an interlocking relationship with executive officers or directors of another entity or insider participation in compensation decisions.

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The securities authorized for issuance under equity compensation plans as of December 31, 2008 are as follows:

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLAN

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	210,324	$ 5.00	139,676
Equity compensation plans not approved by security holders	––	––	––
Total	210,324	$ 5.00	139,676

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The following tables set forth certain information known to us with respect to beneficial ownership of our Common Stock as of April 24, 2009, by:

•

each person known by us to own beneficially more than 5% of the Company’s outstanding Common Stock;

•

each of the Company’s directors;

•

each named executive officer; and

•

all of the Company’s directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission (“SEC”) and generally includes voting or investment power over securities. The table below includes the number of shares underlying options and warrants that are currently exercisable or exercisable within 60 days of April 24, 2009. It is therefore based on 2,959,460 shares of common stock outstanding as of April 24, 2009. Shares of Common Stock subject to options and warrants that are currently exercisable or exercisable within 60 days of April 24, 2009 are considered outstanding and beneficially owned by the person holding the options or warrants for the purposes of computing beneficial ownership of that person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. To our knowledge, except as set forth in the footnotes to this table and subject to applicable community property laws, each person named in the table has sole voting and investment power with respect to the shares set forth opposite such person’s name. Except as otherwise indicated, the address of each of the persons in this table is as follows: c/o Gulfstream International Group, Inc., 3201 Griffin Road, 4th Floor, Ft. Lauderdale, Florida 33312.

Beneficial Owners of More Than Five Percent

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percent Beneficially Owned
Five percent stockholders
Daniel H. Abramowitz (1) 110 North Washington Street, Suite 401 Rockville, Maryland 20850	231,350	7.7%

David F. Hackett (2)	182,324	5.9%

Michael N. Taglich (3) 700 New York Avenue Huntington, New York 11743	494,833	15.0%

Robert F. Taglich (4) 700 New York Avenue Huntington, New York 11743	160,500	5.4%

Gulfstream Funding, LLC (5) 861 Maggies Way Waterbury Center, Vermont 05677	333,333	10.1%

———————

(1)

Includes 40,000 shares of common stock held by Hillson Investments, LLC, 154,350 shares of common stock held by Hillson Partners LP, 35,000 shares of common stock issuable under a warrant held by Hillson Partners LP and 2,000 shares of common stock issuable upon exercise of stock options granted under the Stock Incentive Plan held by Mr. Abramowitz.

(2)

Includes 116,324 shares of common stock issuable upon exercise of stock options granted under the Stock Incentive Plan held by Mr. Hackett.

(3)

Includes 333,333 shares of common stock issuable upon conversion of the debenture held by Gulfstream Funding, LLC, and 5,000 shares of common stock held by Tag/Kent Partnership. Mr. Taglich is a manager of, and holds a 10% interest in, Gulfstream Funding, LLC, and is a partner of, and holds a 33.33% interest in, the Tag/Kent Partnership.

(4)

Includes 5,000 shares of common stock held by Tag/Kent Partnership. Mr. Taglich is a partner of, and holds a 33.33% interest in, the Tag/Kent Partnership.

(5)

Consists of common stock issuable upon conversion of a debenture held by Gulfstream Funding, LLC.

Beneficial Ownership of Directors, Director Nominees and Executive Officers

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percent Beneficially Owned
Directors and named executive officers
Thomas A. McFall (1)	119,800	4.1%
David F. Hackett (2)	182,324	5.7%
Robert M. Brown (3)	22,000	*
Thomas P. Cooper (4)	21,000	*
Gary P. Arnold (5)	84,000	2.8%
Gary L. Fishman (6)	2,000	*
Barry S. Lutin (7)	4,000	*
Richard R. Schreiber (8)	4,000	*
All directors and officers as a group (9 persons)	439,124	13.9%

———————

*

Indicates ownership of less than 1%.

(1)

Includes 2,000 shares of common stock issuable upon exercise of stock options granted under the Stock Incentive Plan held by Mr. McFall. Does not include 333,333 shares of common stock issuable upon conversion of the debenture held by Gulfstream Funding, LLC. Mr. McFall is a manager of Gulfstream Funding, LLC, and his wife and children are the beneficiary of the Ledgemaze Realty Trust, which holds a 10% interest in Gulfstream Funding, LLC.

(2)

Includes 116,324 shares of common stock issuable upon exercise of stock options granted under the Stock Incentive Plan held by Mr. Hackett.

(3)

Consists of shares issuable upon exercise of stock options granted under the Stock Incentive Plan held by Mr. Brown.

(4)

Includes 8,000 shares of common stock issuable upon exercise of stock options granted under the Stock Incentive Plan held by Mr. Cooper.

(5)

Includes 4,000 shares of common stock issuable upon exercise of stock options granted under the Stock Incentive Plan held by Mr. Arnold.

(6)

Consist of shares issuable upon exercise of stock options granted under the Stock Incentive Plan held by Mr. Fishman.

(7)

Consist of shares issuable upon exercise of stock options granted under the Stock Incentive Plan held by Mr. Lutin.

(8)

Consists of shares issuable upon exercise of stock options granted under the Stock Incentive Plan held by Mr. Schreiber.

Item 13.

Certain Relationships and Related Transactions, and Director Independence

CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

Since January 1, 2007, there has not been, nor is there currently planned, any transaction or series of similar transactions to which we were or are a party in which the amount involved exceeds $120,000 and in which any director, executive officer or holder of more than 5% of our common stock or any member of such persons immediate families had or will have a direct or indirect material interest other than the transactions described below.

The Nominating and Corporate Governance Committee has responsibility for establishing and maintaining guidelines relating to any related party transactions between us and any of our officers or directors. Under our Code of Ethics, which can be accessed from our homepage at http://www.gulfstreamair.com by selecting “Corporate Governance,” any conflict of interest between us and a director or officer must be referred to the Nominating and Corporate Governance Committee for approval. We intend to adopt written guidelines for the Nominating and Corporate Governance Committee which will set forth the requirements for review and approval of any related party transactions.

The transactions reported in the following sections “—Management Services Agreement,”“— Property Lease,” “— Cuba Operations,” “— Indemnification and Employment Agreements,” and “— Other Services” were not entered into pursuant to our formal policy regarding related party transactions. Each transaction below was entered into prior to our initial public offering in December 2007.

Management Services Agreement

On March 14, 2006, we entered into a management services agreement with Weatherly Group, LLC, one of the entities which formed us for the purpose of acquiring Gulfstream and the Academy. Under this agreement, these parties agreed to provide advisory and management services to us in consideration of an annual management fee of $200,000, payable monthly, and financial advisory fees based on a formula if we merge with or acquire another company. The agreement was terminated on May 27, 2008 and total fees paid in 2008 were $-0-.

Property Lease

We lease the Gulfstream and Academy headquarters from EYW Holdings, Inc., an entity controlled in part by Thomas L. Cooper, the former Chief Executive Officer of Gulfstream, and Thomas P. Cooper, an officer of Gulfstream, for a combined rent of approximately $33,000 per month. This corresponds to a price per square foot of approximately $24.29, which was consistent with lease rates for comparable commercial space at the time this arrangement was entered into.

Cuba Operations

GAC, a related company which is owned by Thomas L. Cooper, the former Chief Executive Officer of Gulfstream, operates charter flights between Miami and Havana.

Pursuant to a services agreement between Gulfstream and GAC dated August 8, 2003 and amended on March 14, 2006, Gulfstream provides use of its aircraft, flight crews, the Gulfstream name, insurance, and service personnel, including passenger, ground handling, security, and administrative. Gulfstream also maintains the financial records for GAC. Pursuant to the March 14, 2006 amended agreement, Gulfstream receives 75% of the operating profit generated by GAC’s Cuban charter operation. Prior to March 14, 2006, Gulfstream received all of the operating profit generated up to a cumulative total of $1 million, and then 75% thereafter. Income provided under the service agreement amounted to $836,000 and $425,000 for 2007 and 2008, respectively.

This profit-sharing arrangement resulted from arms’ length negotiations with the principal selling stockholder in connection with our acquisition of Gulfstream and the Academy.

Debt Financing

On September 16, 2008, we issued a $1.0 million 12% junior subordinated debenture (the “junior debenture”) and a warrant to purchase up to 225,000 shares of our common stock to an entity owned in part by Thomas A. McFall, a member of our Board of Directors, and Douglas Hailey, a former member of our Board of Directors. The junior debenture is payable in a lump sum payment due at maturity on November 16, 2011. Interest is payable at $50,000 annually, and excess interest accrued but unpaid is due at the end of the 24th and 36th months and at maturity. At the option of the holder, the junior debentures may be converted into shares of our common stock at a conversion price of $3.00 per share.

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

Other Services

We lease equipment from entities controlled by Thomas L. Cooper, former Chief Executive Officer of Gulfstream. The amounts paid for 2007 and 2008 were approximately $114,000 and $41,000, respectively.

Indemnification and Employment Agreements

Our bylaws provide that we may indemnify our directors, officers and employees against claims arising in connection with their actions in such capacities. We currently have a directors’ and officers’ liability insurance policy that insures such persons against the costs of defense, settlement or payment of a judgment under certain circumstances. We believe that these indemnification and liability provisions are essential to attracting and retaining qualified persons as officers and directors. We have also entered into employment agreements with our named executive officers. See “ Agreements with Named Executive Officers.”

We have entered into indemnification agreements with our directors and executive officers. Under these agreements, we are required to indemnify them against all expenses, judgments, fines, settlements and other amounts actually and reasonably incurred, in connection with any actual, or any threatened, proceeding if any of them may be made a party because he or she is or was one of our directors or officers. We are obligated to pay these amounts only if the officer or director acted in good faith and in a manner that he or she reasonably believed to be in or not opposed to our best interests. With respect to any criminal proceeding, we are obligated to pay these amounts only if the officer or director had no reasonable cause to believe that his or her conduct was unlawful. The indemnification agreements also set forth procedures that will apply in the event of a claim for indemnification under such agreements.

In addition, our certificate of incorporation provides that the liability of our directors for monetary damages will be eliminated to the fullest extent permissible under the General Corporation Law of the State of Delaware. Each director will continue to be subject to liability for any breach of the director’s duty of loyalty to us, for acts or omissions not in good faith or involving intentional misconduct or knowing violations of law, for unlawful stock purchases or redemptions and for any transaction from which the director derived an improper personal benefit. This provision also does not affect a director’s responsibilities under any other laws, such as the federal securities laws or state or federal environmental laws.

DIRECTOR INDEPENDENCE

We periodically review the independence of each director. Pursuant to this review, our directors and officers, on an annual basis, are required to complete and forward to the Corporate Secretary a detailed questionnaire to determine if there are any transactions or relationships between us and any of our directors or officers (including immediate family and affiliates). If any transactions or relationships exist, we then consider whether such transactions or relationships are inconsistent with a determination that the director is independent in accordance with the listing standards of the NYSE Amex.

Pursuant to this process, the board of directors has determined that Messrs. Arnold, Fishman, Lutin and Schreiber qualify as independent directors.

Item 14.

Principal Accounting Fees and Services

Audit Fees. The aggregate fees for professional services rendered by McKean, Paul, Chrycy, Fletcher & Co. for the audit of the Company’s financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2008 were approximately $203,000. Comparable fees for the 2007 audit paid to Rotenberg Meril Solomon Bertiger & Guttilla, P.C. amounted to $230,000.

Audit-Related Fees. There were no audit-related fees paid to, or services rendered by either McKean, Paul, Chrycy, Fletcher & Co. or Rotenberg Meril Solomon Bertiger & Guttilla, P.C. in 2008, 2007 and 2006.

Tax Fees. There were no fees paid to, or services rendered by Rotenberg Meril Solomon Bertiger & Guttilla, P.C. for tax compliance or tax consulting in 2008, 2007 and 2006. The fees paid to McKean, Paul, Chrycy, Fletcher & Co. for tax compliance or tax consulting during 2008 and 2007 were $36,926 and $91,866, respectively.

All Other Fees. There were no other fees paid to, or services rendered by McKean, Paul, Chrycy, Fletcher & Co. or Rotenberg Meril Solomon Bertiger & Guttilla, P.C. in 2008, 2007 and 2006.

Policy Regarding Pre-Approval of Services Provided by the Independent Auditors. The Audit Committee Charter requires the committee’s pre-approval of all services, both audit and permitted non-audit, to be performed for the Company by the independent auditors. In determining whether proposed services are permissible, the committee considers whether the provision of such services is compatible with maintaining auditor independence. As part of its consideration of proposed services, the committee may (i) consult with management as part of the decision making process, but may not delegate this authority to management, and (ii) delegate, from time to time, its authority to pre-approve such services to one or more committee members, provided that any such approvals are presented to the full committee at the next scheduled Audit Committee meeting.

The percentage of hours expended on the principal accountant’s engagement to audit the Company’s financial statements for the fiscal year ended December 31, 2008 that were attributable to work performed by persons other than the principal accountant’s full-time, permanent employees was less than 50%.

PART IV

Item 15.

Exhibits and Financial Statement Schedules

Exhibits are listed by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K. The following exhibits are filed as part of this amended report:

Exhibit No.	Exhibit
31.1 *	Certification Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
31.2 *	Certification Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
32.1 *	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2 *	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GULFSTREAM INTERNATIONAL GROUP, INC.

By:	/s/ DAVID F. HACKETT
David F. Hackett
Chief Executive Officer and President, Director

Date: April 30, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on April 30, 2009, by the following persons on behalf of the registrant and in the capacities indicated.

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