Form 10-Q
period 2009-03-31
GULFSTREAM INTERNATIONAL GROUP INC
filed 2009-05-13
CIK 1405419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

✓ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: March 31, 2009
or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the transition period from: _____________ to _____________

———————

GULFSTREAM INTERNATIONAL GROUP, INC.

(Exact name of registrant as specified in its charter)

———————

Delaware	001-33884	20-3973956
(State or other jurisdiction of incorporation or organization)	Commission File Number	(I.R.S. Employer Identification No.)

3201 Griffin Road, 4th Floor

Fort Lauderdale, Florida 33312

(Address of principal executive offices) (Zip Code)

(954) 985-1500

Registrant’s telephone number, including area code

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was

required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.		✓ Yes		No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12

months (or for such shorter period that the registrant was required to submit and post such files).		Yes		No

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

Common stock outstanding at May 13, 2009: 2,959,600 shares.

GULFSTREAM INTERNATIONAL GROUP, INC.

QUARTERLY REPORT ON FORM 10-Q

TABLE OF CONTENTS

PAGE
PART I FINANCIAL INFORMATION

Item 1.     Financial Statements.

1

Consolidated Balance Sheets

1

Consolidated Statements Of Operations

2

Consolidated Statements Of Cash Flows

3

Notes To Consolidated Financial Statements

4

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

9

Item 3.     Quantitative and Qualitative Disclosures About Market Risk.

18

Item 4.     Controls and Procedures.

18

PART II OTHER INFORMATION

Item 1.     Legal Proceedings.

20

Item 1A.   Risk Factors.

20

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.

20

Item 3.     Defaults Upon Senior Securities.

20

Item 4.     Submission of Matters to a Vote of Security Holders.

20

Item 5.     Other Information.

20

Item 6.     Exhibits.

22

SIGNATURES

23

Exhibit 16.1 Letter from McKean, Paul, Chrycy, Fletcher & Co. to the Securities and Exchange Commission
Exhibit 31.1 Certification of Chief Executive Officer
Exhibit 31.2 Certification of Chief Financial Officer
Exhibit 32.1 Certification of Chief Executive Officer
Exhibit 32.2 Certification of Chief Financial Officer
Exhibit 99.1 Press Release Issued on May 13, 2009

i

PART I—FINANCIAL INFORMATION

Item 1.

Financial Statements.

GULFSTREAM INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31, 2008	March 31, 2009
		(Unaudited)
Assets
Cash and cash equivalents	$3,215	$1,151
Accounts receivable, net	4,205	4,250
Expendable parts	1,194	1,093
Prepaid expenses	648	823
Total Current Assets	9,262	7,317

Property and Equipment
Flight equipment	3,366	3,472
Other property and equipment	1,373	1,454
Less - accumulated depreciation	(1,946)	(2,161)
Property and Equipment, net	2,793	2,765

Intangible assets, net	3,778	3,713
Deferred tax assets	2,032	1,583
Other assets	1,505	1,429
Total Assets	$19,370	$16,807

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities
Accounts payable and accrued expenses	$9,566	$7,211
Accounts payable - restructured, current portion	2,263	2,232
Long-term debt, current portion	529	552
Engine return liability, current portion	2,432	1,971
Air traffic liability	1,491	1,339
Deferred tuition revenue	728	680
Total Current Liabilities	17,009	13,985

Long-term Liabilities
Accounts payable - restructured, net of current portion	1,486	1,344
Long-term debt, net of current portion	2,849	2,671
Engine return liability, net of current portion	461	92
Warrant liability	2,229	2,290
Total Liabilities	24,035	20,382

Commitments and Contingencies

Stockholders' Equity (Deficit)
Common stock	30	30
Additional paid-in capital	13,088	13,134
Common stock warrants	252	252
Accumulated deficit	(17,721)	(16,991)
Accumulated other comprehensive loss	(314)	—
Total Stockholders' Equity (Deficit)	(4,665)	(3,575)
Total Liabilities & Stockholders' Equity (Deficit)	$19,370	$16,807

The accompanying notes are an integral part of these consolidated financial statements.

GULFSTREAM INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended
	March 31, 2008	March 31, 2009
Operating Revenues
Passenger revenue	$27,737	$17,532
Academy, charter and other revenue	3,518	6,044
Total Operating Revenues	31,255	23,576

Operating Expenses
Flight operations	3,824	3,065
Aircraft fuel	8,186	3,461
Maintenance	7,577	5,470
Passenger and traffic service	6,653	4,827
Aircraft rent	1,684	1,646
Promotion and sales	2,154	1,303
General and administrative	2,034	1,697
Depreciation and amortization	1,075	287
Total Operating Expenses	33,187	21,756

Operating Profit (Loss)	(1,932)	1,820

Non-operating (Expense) Income
Interest expense	(154)	(584)
Interest Income	15	7
Other income (expense)	1	(65)
Total non-operating expense	(138)	(642)

Income (Loss) before provision for income taxes	(2,070)	1,178
Income tax provision (benefit)	(784)	448

Net Income (Loss)	$(1,286)	$730

Net Income (Loss) per share:
Basic	$(0.44)	$0.25
Diluted	$(0.44)	$0.19

Shares used in calculating net income (loss) per share:
Basic	2,949	2,960
Diluted	2,949	3,293

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended
	March 31, 2008	March 31 2009
Cash Flows From Operating Activities:
Net income (loss)	$(1,286)	$730
Adjustment to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,103	287
Deferred income tax provision (benefit)	(787)	449
Amortization of deferred finance costs	—	339
Share-based compensation	12	47
Write-off of unamortized overhaul costs	573	—
Amortization of warrant discount	—	61
Provision for Bad Debts	—	2
Changes in operating assets and liabilities:
Decrease (increase) in receivables	(276)	(47)
Decrease (increase) in expendable parts	(129)	101
Decrease (increase) in prepaid expense	202	(175)
Decrease (increase) in other assets	(6)	-
Increase (decrease) in accounts payable and accrued expenses	(635)	(2,355)
Increase (decrease) in accounts payable - restructured	—	(173)
Increase (decrease) in deferred revenue	27	(199)
Increase (decrease) in engine return liability	(167)	(832)
Net cash provided by (used in) operating activities	(1,369)	(1,765)

Cash Flows From Investing Activities:
Acquisition of property and equipment	(1,538)	(188)
Net cash provided by (used in) investing activities	(1,538)	(188)

Cash Flows From Financing Activities:
Change in fair value of open fuel hedge contracts	—	314
Proceeds from issuance of common stock	883	—
Repayments of debt	(374)	(425)
Net cash provided by (used in) financing activities	509	(111)

Net increase (decrease) in cash and cash equivalents	(2,398)	(2,064)
Cash, beginning of period	3,938	3,215
Cash, end of period	$1,540	$1,151

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$147	$128
Cash paid during the period for income taxes	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

GULFSTREAM INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2008 and 2009

(1)

BASIS OF PRESENTATION

Gulfstream International Group, Inc. was incorporated in Delaware in December 2005 as Gulfstream Acquisition Group, Inc., and changed its name to Gulfstream International Group, Inc. in June 2007. We were formed for the purpose of acquiring Gulfstream International Airlines, Inc. (“Gulfstream”), a wholly-owned subsidiary of G-Air Holdings Corp., Inc., and Gulfstream Training Academy, Inc. (“Academy”), collectively referred to as the “Company”. References to “the Company,” “we,” “our,” and “us,” refer to Gulfstream International Group, Inc. and either or both of Gulfstream or the Academy.

Gulfstream Air Charter, Inc. (“GAC”), a related company which is owned by Thomas L. Cooper, operates charter flights between Miami and Havana. GAC is licensed by the Office of Foreign Assets Control of the U. S. Department of the Treasury as a carrier and travel service provider for charter air transportation between designated U. S. and Cuban airports.

Pursuant to a services agreement between Gulfstream and GAC dated August 8, 2003 and amended on March 14, 2006, Gulfstream may provide use of its aircraft, flight crews, the Gulfstream name, insurance, and service personnel, including passenger, ground handling, security, and administrative. Gulfstream also maintains the financial records for GAC. Pursuant to the March 14, 2006 amended agreement, Gulfstream receives 75% of the operating profit generated by GAC’s Cuban charter operation. We have consolidated the results of the Cuba charter business as a variable interest entity since January 1, 2008 pursuant to the requirements of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities.

All intercompany accounts and transactions have been eliminated in the consolidated financial statements. Certain amounts in the prior period presented have been reclassified to conform to the current period financial statement presentation. These reclassifications have no effect on previously reported net income.

The accompanying consolidated financial statements have been prepared by the Company, without an audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the United States, have been condensed or omitted pursuant to those rules and regulations. However, the Company believes that the disclosures made are adequate to make the information presented not misleading when read in conjunction with the audited financial statements and notes thereto included in Gulfstream’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission. Management believes that the financial statements contain all adjustments necessary for a fair statement of the results for the interim periods presented. The results of operations for the interim periods are not necessarily indicative of the results for the entire fiscal year.

(2)

NEW ACCOUNTING PRONOUNCEMENTS

In April 2009 the FASB issued FSP FAS 157—4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (FSP FAS 157—4). This FASB Staff Position (FSP) provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. This FSP shall be effective for interim and annual reporting periods ending after June 15, 2009. The Company maintains its excess cash in cash type instruments such as certificates of deposits or money market funds, which are defined as cash, and as such would not be covered by FASB 157.

In April 2009 the FASB issued FSP FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies”. This FASB Staff Position (FSP) amends and clarifies FASB Statement No. 141 (revised 2007), Business Combinations, to address application issues raised by preparers, auditors, and members of the legal profession on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. This FSP shall be effective for assets or liabilities arising from contingencies in business combinations

GULFSTREAM INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the Three Months Ended March 31, 2008 and 2009

(2)

NEW ACCOUNTING PRONOUNCEMENTS  (Continued)

for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Management does not believe the adoption of this standard will have a material impact on the Company’s consolidated financial position or results of operations.

In April 2009 the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”. This FASB Staff Position (FSP) amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The FSP shall be effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. Earlier adoption for periods ending before March 15, 2009, is not permitted. Management does not believe the adoption of this standard will have a material impact on the Company’s consolidated financial position or results of operations.

Management does not believe that any other recently issued, but not yet effective, accounting standard if currently adopted would have a material effect on the accompanying financial statements.

(3)

SHARE-BASED COMPENSATION

The Company accounts for share-based compensation in accordance with SFAS No. 123R, “Share-Based Payment”.

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

The fair value of each stock option granted is estimated on the date of the grant using the Black-Scholes option pricing model. The Company uses an estimated forfeiture rate of 0% due to limited experience with historical employee forfeitures. The Black-Scholes option pricing model also requires assumptions for risk free interest rates, dividend rate, stock volatility and expected life of an option grant. The risk free interest rate is based on the U.S. Treasury Bill rate with a maturity based on the expected life of the options. Dividend rates are based on the Company's dividend history. The stock volatility factor is based on the NYSE Amex Airline Stock Index. Expected life is determined using the “simplified method” permitted by Staff Accounting Bulletin No. 107 of the Securities and Exchange Commission, since the Company does not have sufficient historical expected life experience. The fair value of each option grant is recognized as compensation expense over the vesting period of the option on a straight line basis.

During the three months ended March 31, 2009, the Company granted options to employees and directors to purchase 138,000 shares of common stock at an exercise price of $2.00 per share. The options vest 20% at grant date and 20% annually thereafter. The options expire ten years after the date of grant. During 2008, the Company did not grant any options. The fair value of options granted during the three months ended March 31, 2009, ranged from $0.81 to $0.96 per share, with a weighted-average fair value of $0.88 per share.

The unaudited Consolidated Statement of Operations for the three months ended March 31, 2009 and 2008 reflects share-based compensation expense of $47,041 and $12,428, respectively. At March 31, 2009, there was a total of $176,882 of unrecognized compensation expense related to non-vested stock-based compensation arrangements under the Plan. The expense is expected to be recognized over a weighted average period of approximately four years.

GULFSTREAM INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the Three Months Ended March 31, 2008 and 2009

(3)

SHARE-BASED COMPENSATION (Continued)

At March 31, 2009, an aggregate of 350,000 shares of common stock are reserved for issuance under the Plan. Stock option grants were outstanding for an aggregate of 348,324 shares of stock, and 1,676 shares remained available for grant.

(4)

EARNINGS PER SHARE

The Company computes earnings per share in accordance with the provisions of SFAS No. 128, "Earnings per Share." Under the provisions of SFAS No. 128, basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period presented. Diluted net income per share reflects the potential dilution that could occur from common stock issuable through stock based compensation including stock options and restricted stock awards, warrants and other convertible securities, and warrants issued by Gulfstream, a subsidiary of the Company.

The computation of per share earnings for the three months ended March 31, 2008 and 2009 is as follows and includes the effect of warrants issued by Gulfstream, a subsidiary of the Company:

	Three Months Ended March 31,
	2008	2009

Net income (loss)	$(1,286,000)	$730,000
Effect of Gulfstream warrants	—	(118,000)
Net loss - diluted	$(1,286,000)	$612,000

Weighted average of shares outstanding — basic	2,948,911	2,959,600
Weighted average of shares outstanding — diluted	2,948,911	3,292,933

Loss per common share:
Basic	$(0.44)	$0.25
Diluted	$(0.44)	$0.19

The effect on net income (loss) of Gulfstream’s warrants is calculated in accordance with SFAS No. 128 “Earnings per Share,” paragraph 62(a) as follows:

	Three Months Ended March 31,
	2008	2009
Earnings Per Share of Gulfstream:
Net income (loss)	$(1,856,000)	$2,131,000
Add: management fees charged by the Parent	90,000	—
Add: Gulfstream's portion of consolidated tax benefit (provision)	696,000	(838,000)
Adjusted net income (loss)	(1,070,000)	1,293,000

Basic weighted average shares	19,575,000	19,575,000
Dilutive effect of warrants	—	1,958,000
Diluted weighted average shares	19,575,000	21,533,000

Earnings per common share:
Basic	$(0.055)	$0.066
Diluted	$(0.055)	$0.060

Effect on Net Income (Loss) of Gulfstream Warrants:
Proportionate share of Gulfstream income included in basic earnings per share (1)	$(1,070,000)	$1,293,000
Proportionate share of Gulfstream income included in diluted earnings per share (2)	(1,070,000)	1,175,000
Difference	$—	$118,000

———————

(1)

Calculated as the number of Gulfstream outstanding shares times Gulfstream basic earnings per share

(2)

Calculated as the number of Gulfstream outstanding shares times Gulfstream diluted earnings per share

GULFSTREAM INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the Three Months Ended March 31, 2008 and 2009

(4)

EARNINGS PER SHARE (Continued)

For the three months ended March 31, 2008 and 2009, there were 46,411 and -0- shares, respectively, attributable to stock options and warrants that have been excluded from the weighted average shares outstanding, because the effect on earnings (loss) per share would have been anti-dilutive.

(5)

SEGMENTS

The Company has two reportable segments: the airline and charter operation and the flight academy. The accounting policies of the business segments are the same and are described in Note (1) of the Company’s Form 10-K for the year ended December 31, 2008 as filed with the Securities and Exchange Commission. Although the reportable segments are business units that offer different services and are managed separately, their activities are highly integrated.

Virtually all of the Company’s consolidated capital expenditures, depreciation and amortization, and interest expense are attributable to the Airline and Charter business segment.

Financial information for the three months ended March 31, 2008 and 2009 by business segment is as follows (in thousands):

Three Months ended March 31, 2008	Airline and Charter	Flight Academy	Parent	Intercompany Eliminations	Total
Operating revenues	$30,938	$924	$90	$(697)	$31,255
Operating expenses	32,711	1,050	123	(697)	33,187
Loss from operations	$(1,773)	$(126)	$(33)	$—	$(1,932)
Net loss	$(1,934)	$(103)	$751	$—	$(1,286)
Depreciation and amortization	$1,072	$3	$—	$—	$1,075
Interest expense	154	—	—	—	154
Interest income	15	—	—	—	15
Income tax provision (benefit )			(784)		(784)
Capital expenditures	1,532	6			1,538
Total assets	$30,916	$5,724	$14,456	$(12,793)	$38,303

Three Months Ended March 31, 2009	Airline and Charter	Flight Academy	Parent	Intercompany Eliminations	Total
Operating revenues	$23,459	$379	$—	$(262)	$23,576
Operating expenses	21,281	560	177	(262)	21,756
Income (loss) from operations	$2,178	$(181)	$(177)	$—	$1,820
Net income (loss)	$2,100	$(161)	$(1,209)	$—	$730
Depreciation and amortization	$284	$3	$—	$—	$287
Interest expense	85	—	499	—	584
Interest income	7	—	—	—	7
Income tax provision (benefit )	—	—	448	—	448
Capital expenditures	188	—	—	—	188
Total assets	$11,217	$2,571	$16,017	$(12,999)	$16,806

GULFSTREAM INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the Three Months Ended March 31, 2008 and 2009

(6)

Subsequent Event

FAA Proposed Civil Penalty

On May 7, 2009, the FAA notified us that it was seeking a proposed civil penalty of $1,310,000 against us for alleged non-compliance with respect to certain record keeping requirements, and regulatory requirements relating to the use of certain replacement parts. We intend to begin an informal conference with the FAA, which is a settlement process prescribed by statute that authorizes the FAA to accept and consider relevant information in order to compromise proposed civil penalties. We expect to submit information, evidence and supporting documentation for consideration by the FAA demonstrating that certain alleged violations of the regulations did not occur, or demonstrating why the facts and circumstances in this case do not warrant the proposed civil penalty sought by the FAA. We believe that information to be submitted by us to FAA through the informal conference process could result in a significant reduction in the civil penalty initially proposed in this matter. If a compromised settlement of this matter is not successful, the FAA, through a U.S. Attorney, may initiate a civil action for the full amount of the civil penalty prescribed by law.

NYSE Amex Continued Listing Deficiency Notice

On May 12, 2009, we received a deficiency letter from the NYSE Amex LLC (the “NYSE Amex”, which is the successor to the American Stock Exchange) indicating that, based on a review of publicly available information, we are not in compliance with the minimum stockholders’ equity requirements for continued listing on the NYSE Amex as set forth in Section 1003(a) of the NYSE Amex Company Guide. We are not in compliance with the Section 1003(a)(i) of the Company Guide with stockholders’ equity of less than $2,000,000 and losses from continuing operations and net losses in our two most recent fiscal years.

The NYSE Amex staff is reviewing our eligibility for continued listing on the NYSE Amex and has asked us to provide, by June 12, 2009, a specific plan to achieve and sustain compliance with all of the NYSE Amex’s listing requirements (the “Plan”), including a time frame for regaining compliance with Section 1003(a)(i) of the Company Guide within 18 months or by November 12, 2010 (the “Plan Period”). If NYSE Amex accepts the Plan, we may be able to continue our listing during the Plan Period, during which time we will be subject to periodic review to determine if we are making progress consistent with the Plan. If we do not submit a Plan, or if the Plan is not accepted, we will be subject to delisting proceedings. Furthermore, if the Plan is accepted but we are not in compliance with all the continued listing standards of the NYSE Amex Company Guide by November 12, 2010, or if we do not make progress consistent with the Plan during the Plan Period, we may be subject to delisting proceedings. We may appeal a Staff determination to initiate delisting proceedings.

We currently intend to prepare and submit a Plan within the time frame required by the NYSE Amex. However, there is no guarantee that we will be able to complete and timely file the Plan, that the Plan will be accepted by NYSE Amex, or that we will be able to make progress consistent with the Plan if it is accepted. Prior to filing the Plan and, if the Plan is timely filed, while the Plan is under review by NYSE Amex, we expect that our common stock will continue to trade without interruption on NYSE Amex; however, the trading symbol for our Common Stock will have an indicator (.BC) added as an extension to signify noncompliance with the continued listing standards. Within five days of the date of the May 12, 2009 letter from NYSE Amex, we will be included in a list on the NYSE Amex website of issuers that do not comply with the listing standards. The .BC indicator will remain as an extension on our trading symbol until we have regained compliance with all applicable continued listing standards.

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

Our most significant challenges relate to:

•

volatility in the price of aircraft fuel;

•

a weakening economic environment; and

•

securing cost-effective maintenance resources, as the average age of our aircraft fleet increases.

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

Pursuant to a services agreement between Gulfstream and GAC dated August 8, 2003 and amended on March 14, 2006, Gulfstream may provide use of its aircraft, flight crews, the Gulfstream name, insurance, and service personnel, including passenger, ground handling, security, and administrative. Gulfstream also maintains the financial records for GAC. Pursuant to the March 14, 2006 amended agreement, Gulfstream receives 75% of the income generated by GAC’s Cuban charter operation. We have consolidated the results of the Cuba charter business as a variable interest entity since January 1, 2008 pursuant to the requirements of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities.

In addition to the Cuba revenue described above, our charter revenues are principally derived from on-demand charter services, sub-service flying for other scheduled airlines and a 15-year agreement with a government subcontractor, subject to two-year renewals, to operate daily flights between West Palm Beach and Andros Town, Bahamas. Revenue and related expenses associated with Gulfstream’s charter activity are reported as charter revenue and within the appropriate expense categories of our statement of income.

Academy

The Academy offers training programs for pilots holding commercial multi-engine instrument certifications and at least 190 hours of flying time. Pilots with these ratings are qualified to fly commercial airplanes, but are often unable to find positions with airlines without additional training and flying time. The Academy enhances its students’ career prospects by providing them with the training and experience necessary to obtain pilot positions with commercial airlines. The Academy enrolled 14 and 12 students in the March 2008 and 2009 quarters, respectively. Virtually all previous students of the Academy were hired by airlines after graduation, including those hired by Gulfstream. The Academy’s revenues are included as Academy, Charter and Other Revenue in our statement of income, and its expenses are included as general and administrative expenses.

Current Developments

Consolidated net income for the three months ended March 31, 2009 was $730,000 compared to a net loss of $1.3 million for the comparable period last year. Operating income for the three months ended March 31, 2009 was $1.8 million compared to an operating loss of $1.9 million for the comparable period last year. The year-over-year improvement in operating income was primarily attributable to lower fuel prices, as well as revenue initiatives, capacity reductions and cost controls compared to last year. Our $1.8 million operating profit for the first quarter of 2009 represents a significant year-over-year performance turnaround that relates directly to the aggressive business plan adopted early in 2008 to strengthen liquidity and improve profitability at a time when jet fuel prices were at record highs and the economy was showing clear signs of weakening.

The following factors had a significant influence on the improvement in our operating results for the first quarter of 2009 compared with our results for the March 2008 quarter, and are likely to continue to impact 2009 results for the remainder of the year.

•

The price of jet fuel declined dramatically after peaking in July 2008. The average price of jet fuel for the first quarter of 2009 was $1.76 compared to $2.98 for the comparable quarter last year.

•

The sale of our Embraer fleet of eight aircraft during 2008 has reduced the complexity and cost associated with flying two different aircraft types, and has resulted in lower engine maintenance costs in the March quarter of 2009.

•

We reduced lift capacity (ASMs, or available seat miles) by 35-40% effective October 2008 to enable us to better balance our capacity to lower demand resulting from a declining economy.

•

We increased our average ticket prices by 13.5%, and we initiated charges for excess baggage fees, consistent with practices adopted throughout the airline industry.

•

We redeployed assets to profitable routes by initiating service in September 2008 between Continental Airline’s Cleveland hub and five smaller cities in Pennsylvania, New York and West Virginia in conjunction with Essential Air Service routes awarded by the Department of Transportation. This revenue source, which is subsidized by the Department of Transportation, is relatively stable especially in a declining economic environment.

•

We implemented substantial capacity-related and structural cost reductions during 2008.

Results of Operations

Comparative Results for the Three Months Ended March 31, 2008 and 2009

The following table sets forth our financial results (unaudited) for the three months ended March 31, 2008 and 2009.

	Three Months Ended March 31,
	2008	2009	Percent Change
	(In thousands, except per share data)
Revenue
Airline passenger revenue	$27,737	$17,532	-36.8%
Academy, charter and other revenue	3,518	6,044	71.8%
Total Revenue	31,255	23,576	-24.6%

Operating Expenses
Flight operations	3,824	3,074	-19.6%
Aircraft fuel	8,186	3,460	-57.7%
Aircraft rent	1,684	1,646	-2.3%
Maintenance	7,577	5,470	-27.8%
Passenger service	6,653	4,818	-27.6%
Promotion & sales	2,154	1,304	-39.5%
General and administrative	2,034	1,697	-16.6%
Depreciation and amortization	1,075	287	-73.3%
Operating Expenses	33,187	21,756	-34.4%
Income (loss) from operations	(1,932)	1,820

Non-Operating Income and (Expense)
Interest (expense)	(154)	(584)
Interest income	15	7
Other income (expense)	1	(65)
Non-Operating Income and (Expense)	(138)	(642)
Income (loss) before taxes	(2,070)	1,178
Provision (benefit) for income taxes	(784)	448
Net income (loss)	$(1,286)	$730

Operating Statistics.

The following table sets forth our major operational statistics and the percentage-of-change for the three months ended March 31, 2008 and 2009.

	Three Months Ended March 31,
	2008	2009	Percent Change
Operating Statistics :
Available seat miles (000's) (1)	72,185	42,467	-41.2%
Revenue passenger miles (000's) (2)	41,331	25,332	-38.7%
Revenue passengers carried	207,502	115,542	-44.3%
Departures flown	17,502	10,883	-37.8%
Passenger load factor (3)	57.3%	59.7%	4.2%
Average yield per revenue passenger mile (4)	$0.671	$0.692	3.1%
Revenue per available seat miles (5)	$0.384	$0.413	7.4%
Operating costs per available seat mile (6)	$0.445	$0.499	12.1%
Average passenger fare (7)	$133.67	$151.74	13.5%
Average passenger trip length (miles) (8)	199	219	10.1%
Aircraft in service (end of period)	35	23	-34.3%
Fuel cost per gallon (incl taxes)	$2.98	$1.76	-40.9%

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

Net Income and Operating Income

Our consolidated net income for the three months ended March 31, 2009 was $730,000 compared to a net loss of $1.3 million for the comparable period last year. Consolidated operating income for the three months ended March 31, 2009 was $1.8 million compared to an operating loss of $1.9 million for the comparable period last year. The year-over-year improvement in operating income was primarily attributable to lower fuel prices, as well as revenue initiatives, capacity reductions and cost controls compared to last year. The following table identifies the operating profit contributions from each of our respective operating components.

	Three Months Ended March 31,
(In thousands)	2008	2009
Airline and charter	(822)	3,138
Academy	(126)	(178)
Total income (loss) from operations	(948)	2,960
Less: General and administrative	984	1,140
Consolidated loss from operations	(1,932)	1,820

Revenues.

Total revenue declined 24.6% to $23.6 million for the March 2009 quarter from $31.3 million for the comparable quarter last year. The following table identifies the revenue contribution from each of our respective operating components.

	Three Months Ended, March 31,
(In thousands)	2008	2009	Percent Change
Revenue
Airline passenger revenue	$27,737	$17,532	-36.8%
Essential Air Service	—	2,022	—
Charter and other revenue	1,284	1,746	36.0%
Cuba charter	2,008	2,159	7.5%
Academy	924	379	-59.0%
Intercompany revenue elimination	(698)	(262)	-62.5%
Total Revenue	$31,255	$23,576	-24.6%

Airline Passenger Revenue. Airline passenger revenue for the March 2009 quarter declined 36.8% to $17.5 million from $27.7 million for the comparable quarter last year due primarily to capacity reductions implemented in October 2008 to align capacity more closely with declining demand due to a weakening economy. Available seat miles (ASM) declined 41.2% for the March 2009 quarter compared to last year, and revenue passenger miles (RPM) declined 38.7%. As a result, the load factor increased 2.4 percentage points to 59.7% this quarter from 57.3% for the March 2008 quarter. The average passenger fare for the March 2009 quarter was $151.74, or 13.5% higher than for the first quarter of 2008. The decline in scheduled passenger revenue was partially offset by $2.0 million of Essential Air Service revenue from the Department of Transportation associated with five new routes initiated from Continental Airline’s Cleveland hub in October 2008.

Charter, Cuba Operations and Other Revenue. Charter and other revenue increased 36.0% to $1.7 million for the March 2009 quarter from $1.3 million for the comparable period last year. Revenue from the Cuba charter operation increased 7.5% to $2.2 million during the March 2009 quarter compared to the same period last year. Since travel restrictions to Cuba for Cuban Americans have recently been relaxed by the U.S. Government, we expect that year-over-year growth in our Cuba charter revenue will continue.

Academy Revenue. Academy revenue decreased 59% to $379,000 for the March 2009 quarter from $924,000 for the comparable quarter last year. The decrease related to a decline in intercompany revenue charged to Gulfstream for pilot training of flight crews due to lower pilot attrition rates at the Airline, as well as fewer commercial pilot students due to a contraction of demand for pilots within the airline industry.

Airline Operating Expenses

The following table presents Gulfstream’s operating expenses, before elimination of intercompany expenses, for the three months ended March 31, 2008 and 2009:

	Three Months Ended March 31,			Percentage of Airline Revenue
(In thousands)	2008	2009	Percent Change	2008	2009
Flight operations	$4,522	$3,327	-26.4%	16.3%	15.3%
Aircraft fuel	8,186	3,460	-57.7%	29.5%	15.9%
Aircraft rent	1,684	1,646	-2.3%	6.1%	7.6%
Maintenance	7,577	5,470	-27.8%	27.3%	25.2%
Passenger service	6,653	4,818	-27.6%	24.0%	22.2%
Promotion & sales	2,154	1,304	-39.5%	7.8%	6.0%
Depreciation and amortization	1,075	287	-73.3%	3.9%	1.3%
Total	$31,851	$20,312	-36.2%	114.8%	93.5%

Flight Operations. Major components of flight operations expense include salaries for pilots, flight attendants and other operations personnel, as well as pilot training expenses. Flight operations expenses decreased to $3.3 million for the first quarter of 2009 from $4.5 million in the comparable period of 2008, representing a decrease of 26.4%. The decrease in flight operations expenses in the first quarter of 2009 were primarily attributable to lower pilot training expenses and capacity reductions compared to the March 2008 quarter.

Aircraft Fuel. The average price per gallon for jet fuel was $1.76 ($1.98 including the effect of fuel hedges) for the March 2009 quarter, compared to $2.98 for the first quarter of 2008. Fuel expense for the March 2009 quarter included $337,000 to settle unfavorable fuel hedge contracts that terminated in February 2009. Fuel decreased as a percent of airline revenue to 15.9% during the first quarter of 2009 from 29.5% during the comparable period last year.

Aircraft Rent. Aircraft rent is related to the lease costs associated with our 23 Beech 1900D aircraft. Aircraft rent for the March 2009 quarter included an additional expense of $203,000 associated with a lease provision that was intended by the lessor to recoup past aircraft rent concessions, if future jet fuel prices declined below a certain threshold. The maximum cumulative adjustment of the lease provision is $312,000, of which $250,000 has been recognized as of March 31, 2009. Aircraft rent expense for the March 2008 quarter included expense for 27 aircraft, four of which were returned to the lessor in August 2008

Maintenance and repairs expense. Major components of maintenance and repairs expense include salaries and wages, repair parts and materials, and expenses incurred from third party service providers required to maintain our aircraft engines. Maintenance expense decreased 27.8% to $5.5 million for the first quarter of 2009 from $7.6 million during the comparable period last year. Most of the decrease in maintenance and repairs expense in the first quarter of 2009 was attributable to capacity reductions since the same period last year.

Passenger Service. Major components of passenger service expense include ground handling services, airport counter and gate rentals, wages paid to airport employees, passenger liability insurance, security and miscellaneous passenger-related expenses. Passenger service expense decreased 27.6% to $4.8 million for the first quarter of 2009 from $6.7 million for the same period last year. Most of the decrease in passenger service expense in the first quarter of 2009 was attributable to capacity reductions from last year.

Promotion and Sales. Major components of promotion and sales expense include credit card commissions, travel agent commissions and reservation system fees.   Promotion and sales expense decreased 39.5% to $1.3 million for the March 2009 quarter from $2.2 million for the same period last year due primarily to capacity reductions from last year of approximately 37.5%.

Depreciation and amortization expense. Depreciation and amortization expense decreased to $0.3 million for the March 2009 quarter from $1.1 million for the same period last year. This decrease was primarily due to the sale of our fleet of eight Embraer aircraft during the third quarter of 2008.

General and Administrative and Academy Operating Expense. Our consolidated general and administrative expenses include the expenses of the Academy, as set forth in the following table.

	Three Months Ended March 31,
(In thousands)	2008	2009	Percent Change
General and administrative expenses	$984	$1,140	15.9%
Academy expenses	1,050	557	-47.0%
Consolidated general and administrative	$2,034	$1,697	-16.6%

General and administrative expenses, excluding Academy expenses, increased 15.9% to $1.1 million for the first quarter of 2009 from $1.0 million for the same period last year. Most of this increase was attributable to public-company expenses, including compensation expense associated with employee stock options and increased accounting and legal expenses.

Academy expenses decreased by 47.0% to $0.6 million for the first quarter of 2009 from $1.1 million for the same period last year due primarily to lower expenses associated with fewer students.

Non-Operating Income and Expense

Interest expense increased to $584,000 for the March 2009 quarter from $154,000 for the first quarter of 2008. The increase was primarily due to interest expense and debt discount and issuance expenses related to the $6.1 million of debentures issued in September 2008. In addition, other non-operating expense of $65,000 for the March 2009 quarter related to a loss on the derivative warrant liability associated with the senior debenture.

Income Taxes

The Company recognized a deferred income tax provision for the first quarter of 2008 related to the utilization of net operating losses. The effective income tax rate for the first quarter of 2009 was 38.0%. The effective income tax rate for the same period last year was 37.9%.

Liquidity And Capital Resources

Overview

Liquidity refers to the liquid financial assets available to fund our business operations and near-term obligations. These liquid financial assets consist of cash as well as short-term investments. As of March 31, 2009, our cash and cash equivalents balance was $1.2 million, and we had a negative working capital of $6.7 million. As of March 31, 2008, our cash and cash equivalents balance was $1.5 million, and we had a negative working capital of $13.1 million.

Our liquidity position during the first three quarters of 2008 was severely impacted by the unprecedented escalation of jet fuel prices between October 2007 and July 2008, as well as substantial engine overhaul costs associated with our Embraer Brasilia aircraft during 2007 and the first half of 2008. In order to improve liquidity during 2008, we sold our fleet of eight Embraer aircraft for net proceeds of $5.0 million after debt repayment, issued $6.1 million of debentures, and restructured over $7.0 million of past-due and future creditor obligations, all of which were completed by the end of 2008.

On December 19, 2008, we entered into a restructuring agreement with our principal aircraft lessor, as well as an amended engine maintenance agreement with our engine maintenance vendor, involving the restructuring of over $7.0 million in past-due and future obligations. From the inception of this agreement through March 31, 2009, we made total payments exceeding $1.7 million. From April 1, 2009 through December 31, 2009, we are obligated to make payments exceeding $2.0 million.

During the March 2009 quarter, our year-over-year improvement in operating profitability reflected the fundamental improvements that were implemented during 2008. Assuming a continuation of these positive factors, as well as a continued environment of more stable jet fuel prices, we expect to be able to fund our operations and obligations for the foreseeable future through cash flow generated from operations. Nevertheless, we are presently exploring alternatives to increase our equity capital base, thereby strengthening our liquidity position. We believe this is a prudent course of action, considering the continuing risk of a weakening economy, the potential for continued volatility in the price of jet fuel, the potential Federal Aviation Administration (the “FAA”) civil penalty discussed in Item 5 of PART II, and the demands on our liquidity from scheduled debt repayments and restructured creditor obligations over the next two years. However, we can make no assurance that we will succeed in this effort, or that we will be able to fund our operations and obligations solely from internal cash flow generation over the longer term.

The following table summarizes key cash flow information for the three months ended March 31, 2008 and 2009.

	Three Months Ended March 31,
	2008	2009
	(In thousands)
Cash Flow Data:
Cash Flow Provided by (used in):
Operating Activities	$(1,369)	$(1,765)
Investing Activities	(1,538)	(188)
Financing Activities	509	(111)
Net decrease in cash and cash equivalents	$(2,398)	$(2,064)

Operating activities

Cash used in operating activities was $1.8 million for the first quarter of 2009 compared to $1.4 million for the same period last year. During the March 2009 quarter, much of the cash used in operations related to payments to creditors for restructured obligations that reduced our accounts payable and accrued expenses by $2.4 million and our engine return liability by $0.8 million. Cash used in operations during the first quarter of 2008 resulted both from our net loss of $1.3 million during the quarter, as well as payments that reduced our accounts payable and accrued expense balance by $635,000.

Investing activities

Cash used in investing activities for the March 2009 quarter was $188,000 and was primarily due to acquisition of miscellaneous property and equipment. Cash used in investing activities for the first quarter of 2008 was $1.5 million and primarily included the purchase of two engines for our Embraer aircraft in lieu of engine overhauls.

Financing activities

Cash used in financing activities for the March 2009 quarter was primarily related to repayments of debt. Cash provided by financing activities for the first quarter of 2008 included $0.9 million of net proceeds from the sale to the underwriter of over-allotment shares associated with our initial public offering in December 2007, offset by debt repayments of $0.4 million.

Debt and Other Contractual Obligations

On September 19, 2008, the Company issued $5.1 million in secured original issue discount debentures (the “senior debentures”) and warrants to purchase shares of the Company’s common stock (the “senior warrants”). The net proceeds were used to repay principal and interest outstanding under the Company’s revolving credit line with the balance being used for general corporate purposes.

The senior debenture bears interest at the higher of prime plus 4% or 11%. Principal and interest is payable monthly over a 36 month term. The senior debentures are secured by the Company’s assets and guaranteed by its subsidiaries. The senior debenture contains events of default, which if not waived by the lender, would entitle the lender to accelerate the due date of the senior debenture. On September 30, 2008, we were in violation of the covenant to maintain a minimum monthly accounts receivable balance of $3.5 million, with an accounts receivable balance on such date of $3.1 million. The lender granted a one-time waiver with respect to non-compliance with this financial covenant. In addition, we obtained a waiver on March 19, 2009 from the lender relating to non-compliance with the covenant for minimum quarterly EBITDA for the quarter ended December 31, 2008, which non-compliance was primarily due to a goodwill impairment charge.

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

On September 16, 2008, the Company issued a $1.0 million 12% junior subordinated debenture (the “junior debenture”) and a warrant to purchase up to 225,000 shares of the Company’s common stock (the “junior warrant”) to an entity in which certain members of the Board of Directors of the Company own a minority interest. The junior debenture is payable in a lump sum payment due at maturity on November 16, 2011. Interest is payable at $50,000 annually, and excess interest accrued but unpaid is due at the end of the 24th and 36th months and at maturity. At the option of the holder, the junior debentures may be converted into shares of the Company’s common stock at a conversion price of $3.00 per share.

The junior warrant is exercisable through the sixth anniversary of the transaction closing date at an exercise price of $3.20 per share. Upon conversion of the junior debentures, the number of shares issuable under the junior warrant will decrease by 58,333. The warrant is subject to anti-dilution adjustment for certain future issuances or deemed issuances of common stock at a price per share of less than $3.20.

We perform our airplane maintenance and repairs primarily at our maintenance hangar located at Hollywood-Fort Lauderdale Airport. The lease on our Fort Lauderdale facility is renewed for one-year terms and is currently set to expire on May 31, 2009. We are currently engaged in negotiations to renew this lease for an additional term. If this lease were not renewed, we would likely incur an increase in our lease and related costs of up to $100,000 per year. Our current lease cost is approximately $220,000 per year.

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

We were a party to derivative instruments for the purpose of hedging the risks of increases in jet fuel prices through February 2009 covering approximately 20% of our estimated fuel usage. These fuel hedge contracts were established effective September 1, 2008.

We recognized a loss of $337,000 for the March 2009 quarter to settle unfavorable fuel hedge contracts that terminated in February 2009. Since February 28, 2009, we are not a party to any derivative or other arrangement designed to hedge against or manage the risk of an increase in fuel prices. Accordingly, our statements of operations and cash flows after that date will be affected by changes in the price and availability of fuel.

Interest Rates. The rate of interest of our senior debentures is based on the higher of 11%, or prime plus 4%, which currently equates to 7.25%. Therefore, our statement of operations and our cash flows are not exposed to moderate changes in interest rates, unless the prime rate increases to more than twice its present rate.

Item 4.

Controls and Procedures.

(a)

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is collected and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that no matter how well conceived and operated, disclosure controls and procedures can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Our disclosure controls and procedures have been designed, and management believes that they meet, reasonable assurance standards. Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, the Chief Executive Officer and the Chief Financial Officer have concluded that, subject to the limitations noted above, our disclosure controls and procedures were effective.

(b)

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system was designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2009. In making this assessment, we used the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, we believe that, as of March 31, 2009, our internal control over financial reporting was effective based on those criteria.

(c)

Changes in Internal Control Over Financial Reporting

As of the quarter ended March 31, 2009, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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

From time to time, we are involved in litigation relating to claims arising out of our operations in the normal course of business. As of the date of this quarterly report, we were not engaged in any other legal proceedings which are expected, individually or in the aggregate, to have a material adverse effect on us.

Item 1A.

Risk Factors.

Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the Year Ended December 31, 2008 includes a detailed discussion of risks and uncertainties which could adversely affect our future results. There were no material changes during the quarter ended March 31, 2009 to the risk factors in our Annual Report on Form 10-K for the Year Ended December 31, 2008, except for the addition of the following risk factor.

We are not in compliance with NYSE Amex continued listing standards.

Our common stock is listed for trading on the NYSE Amex, which is the successor to the American Stock Exchange (the “Exchange”). The Exchange requires listed companies to meet certain continued listing standards. These standards include specified minimum stockholders equity thresholds when an Issuer sustains net losses over a number of years. We have not met the threshold set forth in Section 1003(a) of the Exchange’s Company Guide because, for the 2008 fiscal year, we have stockholder’s equity of less than $2 million and losses from continuing operations and/or losses in two out of our three most recent fiscal years. As a result, we have received a notice from the Exchange that we have not met this continued listing requirement.

We have been afforded an opportunity to submit a plan to the Exchange setting out the actions we will take to return to compliance by November 2010. There can be no assurance that our plan will be accepted by the Exchange or that, if accepted, we will be able to achieve the results submitted in the plan by November 2010.

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

Defaults Upon Senior Securities.

None

Item 4.

Submission of Matters to a Vote of Security Holders.

None

Item 5.

Other Information.

Changes in Registrant’s Certifying Accountant

On April 14, 2009, McKean, Paul, Chrycy, Fletcher & Co.(“McKean”) resigned as our independent public accounting firm. McKean recently entered into an agreement with Cherry, Bekaert & Holland, L.L.P. (“Cherry Bekaert”), pursuant to which McKean combined its operations with Cherry Bekaert and certain of the professional staff and partners of McKean joined Cherry Bekaert either as employees or partners of Cherry Bekaert and will continue to practice as members of Cherry Bekaert. Concurrent with the resignation of McKean, we, through and with the approval of our Audit Committee, engaged Cherry Bekaert, as our independent public accounting firm.

Prior to engaging Cherry Bekaert, we did not consult with Cherry Bekaert regarding the application of accounting principles to a specific completed or contemplated transaction or regarding the type of audit opinion that might be rendered by Cherry Bekaert on our financial statements, and Cherry Bekaert did not provide any written or oral advice that was an important factor considered by us in reaching a decision as to any such accounting, auditing or financial reporting issue.

The report of McKean regarding our financial statements for the fiscal year ended December 31, 2008 did not contain any adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles. During the year ended December 31, 2008 and during the period from the end of the most recently completed fiscal year through April 14, 2009, the date of resignation, there were no disagreements with McKean on any manner of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of McKean would have caused it to make reference to such disagreements in its reports.

We provided McKean with a copy of the disclosures required by Item 304(a) contained in this Quarterly Report on Form 10-Q prior to its filing with the Securities and Exchange Commission and requested that McKean furnish us with a letter addressed to the Securities and Exchange Commission stating whether it agrees with the above statements and, if it does not agree, the respects in which it does not agree. A copy of this letter, dated April 14, 2009, is filed as Exhibit 16.1 to this Quarterly Report on Form 10-Q.

FAA Proposed Civil Penalty

On May 7, 2009, the FAA notified us that it was seeking a proposed civil penalty of $1,310,000 against us for alleged non-compliance with respect to certain record keeping requirements, and regulatory requirements relating to the use of certain replacement parts. We intend to begin an informal conference with the FAA, which is a settlement process prescribed by statute that authorizes the FAA to accept and consider relevant information in order to compromise proposed civil penalties. We expect to submit information, evidence and supporting documentation for consideration by the FAA demonstrating that certain alleged violations of the regulations did not occur, or demonstrating why the facts and circumstances in this case do not warrant the proposed civil penalty sought by the FAA. We believe that information to be submitted by us to FAA through the informal conference process could result in a significant reduction in the civil penalty initially proposed in this matter. If a compromised settlement of this matter is not successful, the FAA, through a U.S. Attorney, may initiate a civil action for the full amount of the civil penalty prescribed by law.

NYSE Amex Continued Listing Deficiency Notice

On May 12, 2009, we received a deficiency letter from the NYSE Amex LLC (the “NYSE Amex”, which is the successor to the American Stock Exchange) indicating that, based on a review of publicly available information, we are not in compliance with the minimum stockholders’ equity requirements for continued listing on the NYSE Amex as set forth in Section 1003(a) of the NYSE Amex Company Guide. We are not in compliance with  Section 1003(a)(i) of the Company Guide with stockholders’ equity of less than $2,000,000 and losses from continuing operations and net losses in our two most recent fiscal years.

The NYSE Amex staff is reviewing our eligibility for continued listing on the NYSE Amex and has asked us to provide, by June 12, 2009, a specific plan to achieve and sustain compliance with all of the NYSE Amex’s listing requirements (the “Plan”), including a time frame for regaining compliance with Section 1003(a)(i) of the Company Guide within 18 months or by November 12, 2010 (the “Plan Period”). If NYSE Amex accepts the Plan, we may be able to continue our listing during the Plan Period, during which time we will be subject to periodic review to determine if we are making progress consistent with the Plan. If we do not submit a Plan, or if the Plan is not accepted, we will be subject to delisting proceedings. Furthermore, if the Plan is accepted but we are not in compliance with all the continued listing standards of the NYSE Amex Company Guide by November 12, 2010, or if we do not make progress consistent with the Plan during the Plan Period, we may be subject to delisting proceedings. We may appeal a Staff determination to initiate delisting proceedings.

We currently intend to prepare and submit a Plan within the time frame required by the NYSE Amex. However, there is no guarantee that we will be able to complete and timely file the Plan, that the Plan will be accepted by NYSE Amex, or that we will be able to make progress consistent with the Plan if it is accepted. Prior to filing the Plan and, if the Plan is timely filed, while the Plan is under review by NYSE Amex, we expect that our common stock will continue to trade without interruption on NYSE Amex; however, the trading symbol for our Common Stock will have an indicator (.BC) added as an extension to signify noncompliance with the continued listing standards. Within five days of the date of the May 12, 2009 letter from NYSE Amex, we will be included in a list on the NYSE Amex website of issuers that do not comply with the listing standards. The .BC indicator will remain as an extension on our trading symbol until we have regained compliance with all applicable continued listing standards.

On May 13, 2009, we issued a press release announcing that we had received the letter from NYSE Amex. A copy of our press release is attached as Exhibit 99.1 and incorporated herein by reference.

Item 6.

Exhibits.

Exhibit No.	Exhibit
16.1	Letter from McKean, Paul, Chrycy, Fletcher & Co. to the Securities and Exchange Commission

31.1	Certification Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Press Release Issued on May 13, 2009

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GULFSTREAM INTERNATIONAL GROUP, INC.
	By:	/s/ ROBERT M. BROWN
Robert M. Brown
Date: May 13, 2009		Chief Financial Officer

23