Form 10-Q
period 2009-06-30
GULFSTREAM INTERNATIONAL GROUP INC
filed 2009-08-14
CIK 1405419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No ☑

Common stock outstanding at August 14, 2009: 2,959,600 shares.

Gulfstream International Group, Inc.

Quarterly Report on Form 10-Q

Table of Contents

PART I. FINANCIAL INFORMATION

Item 1.       Financial Statements.

1

Consolidated Balance Sheets as of June 30, 2009 (unaudited) and December 31, 2008

1

Consolidated Statements Of Operation (unaudited) for the three and six-month periods ended June 30, 2009 and 2008

2

Consolidated Statements Of Cash Flows (unaudited) for the
six months ended June 30, 2009 and 2008

3

Notes To Consolidated Financial Statements

4

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations.

9

Item 3.       Quantitative and Qualitative Disclosures About Market Risk.

17

Item 4.       Controls and Procedures.

17

PART II. OTHER INFORMATION

Item 1.       Legal Proceedings.

19

Item 1A.    Risk Factors.

19

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds.

20

Item 3.       Defaults Upon Senior Securities.

20

Item 4.       Submission of Matters to a Vote of Security Holders.

20

Item 5.       Other Information.

20

Item 6.       Exhibits.

20

Exhibit 31.1    Certification of Chief Executive Officer

Exhibit 31.2    Certification of Chief Financial Officer

Exhibit 32.1    Certification of Chief Executive Officer

Exhibit 32.2    Certification of Chief Financial Officer

PART I—FINANCIAL INFORMATION

Item 1.

Financial Statements.

GULFSTREAM INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands)

	As of
	December 31	June 30
	2008	2009
		(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$3,215	$1,663
Accounts receivable	4,205	4,039
Expendable parts	1,194	1,265
Prepaid expenses	648	813
Total Current Assets	9,262	7,780
Property and Equipment
Flight equipment	3,366	3,574
Other property and equipment	1,373	1,500
Less accumulated depreciation	(1,946)	(2,284)
Total Property and Equipment	2,793	2,790
Intangible assets, net	3,778	3,647
Deferred tax assets	2,032	3,438
Other assets	1,505	1,330
Total Assets	$19,370	$18,985

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities
Accounts payable and accrued expenses	$9,566	$8,197
Accounts payable - restructured, current portion	2,761	2,658
Long-term debt, current portion	529	572
Engine return liability, current portion	2,432	1,200
Air traffic liability	1,491	1,333
Deferred tuition revenue	728	862
Total Current Liabilities	17,507	14,822
Long Term Liabilities
Accounts payable - restructured, net of current portion	988	703
Long-term debt, net of current portion	2,850	2,429
Engine return liability, net of current portion	461	––
Warrant liability	2,229	2,354
Total Liabilities	24,035	20,308

Stockholders' Equity (Deficit)
Common stock	30	30
Additional paid-in capital	13,088	13,153
Common stock warrants	252	252
Accumulated deficit	(17,721)	(14,758)
Accumulated other comprehensive loss	(314)	––
Total Stockholders' Equity (Deficit)	(4,665)	(1,323)
Total Liabilities & Stockholders' Equity (Deficit)	$19,370	$18,985

The accompanying notes are an integral part of these consolidated financial statements.

GULFSTREAM INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands except per share amounts )	2008	2009	2008	2009
Operating Revenues
Passenger revenue	$27,614	$16,235	$55,352	$33,767
Academy, charter and other revenue	3,438	7,464	6,955	13,508
Total Operating Revenues	31,052	23,699	62,307	47,275

Operating Expenses
Flight operations	3,498	3,762	7,251	6,827
Aircraft fuel	10,063	3,321	18,249	6,782
Maintenance	5,976	5,505	13,553	10,975
Passenger and traffic service	6,045	5,033	12,698	9,860
Aircraft rent	1,615	1,577	3,371	3,223
Promotion and sales	1,971	1,293	4,124	2,596
General and administrative	1,809	1,931	3,843	3,628
Depreciation and amortization	1,116	293	2,191	580
Impairment charge on assets held for sale	4,467	––	4,467	––
Total Operating Expenses	36,560	22,715	69,747	44,471

Operating income (loss)	(5,508)	984	(7,440)	2,804

Non-operating (expense) income
Interest expense	(148)	(561)	(302)	(1,145)
Interest income	5	––	20	7
Other (expense) income	(13)	(49)	(12)	(114)
Total non-operating (expense) income	(156)	(610)	(294)	(1,252)

Income (loss) before income tax provision (benefit)	(5,664)	374	(7,734)	1,552
Income tax provision (benefit)	(2,120)	(1,859)	(2,903)	(1,411)
Net income (loss)	$(3,544)	$2,233	$(4,831)	$2,963

Net Income (Loss) per share:
Basic	$(1.20)	$0.75	$(1.64)	$1.00
Diluted	$(1.20)	$0.63	$(1.64)	$0.82

Shares used in calculating net income (loss) per share:
Basic	2,959	2,959	2,954	2,959
Diluted	2,959	3,293	2,954	3,293

The accompanying notes are an integral part of these consolidated financial statements.

GULFSTREAM INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, In thousands)

	Six Months Ended June 30,
	2008	2009
Cash flows from operating activities:
Net income (loss)	$(4,831)	$2,963
Adjustment to reconcile net income (loss) to net cash provided by (used in) operating activities:
Impairment charge on assets held for sale	4,467	––
Depreciation and amortization	2,247	580
Deferred income tax provision (benefit)	(2,903)	(1,406)
Amortization of deferred finance costs	––	659
Stock-based compensation	24	66
Write-off of unamortized overhaul costs	573	––
Amortization of warrant discount	––	125
Provision for bad debts	––	7
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	(1,040)	159
Decrease (increase) in expendable parts	(673)	(71)
Decrease (increase) in prepaid expense	81	(165)
Decrease ( increase) in due from affiliates	640	––
Decrease ( increase) in other assets	(158)	25
Increase (decrease) in accounts payable & accrued expenses	1,172	(1,369)
Increase (decrease) in accounts payable - restructured	––	(389)
Increase (decrease) in deferred revenue	(67)	(24)
Increase (decrease) in engine return liability	(534)	(1,692)
Net cash provided by (used in) operating activities	(1,002)	(532)

Cash flows from (used in) investing activities:
Acquisition of property and equipment	(1,725)	(434)
Net cash provided by (used in) investing activities	(1,725)	(434)

Cash flows from (used in) financing activities:
Change in fair value of open fuel hedge contracts	––	314
Proceeds from issuance of common stock	858	––
Repayments of debt	(746)	(900)
Net cash provided by (used in) financing activities	112	(586)

Net increase (decrease) in cash and cash equivalents	(2,615)	(1,552)
Cash, beginning of period	3,938	3,215
Cash, end of period	$1,323	$1,663

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	289	244
Cash paid during the period for income taxes	8	––

The accompanying notes are an integral part of these consolidated financial statements.

GULFSTREAM INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Six Months Ended June 30, 2008 and 2009

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

The Company has evaluated all subsequent events through August 14, 2009.

(2) Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)”, which is effective for the first annual reporting period that begins after November 15, 2009. This Statement amends FIN 46(R), Consolidation of Variable Interest Entities, an interpretation of ARB No. 51, to require revised evaluations of whether entities represent variable interest entities, ongoing assessments of control over such entities, and additional disclosures for variable interests. The Company does not believe the adoption of this pronouncement will have a material impact on its financial position or results of operations.

In May 2009, the FASB issued SFAS 165, “Subsequent Events”. The objective of this Statement is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this Statement sets forth: 1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, 2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and 3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. In accordance with this Statement, an entity should apply the requirements to interim or annual financial periods ending after June 15, 2009. The adoption of SFAS 165 did not have a material impact on the Company’s financial statements or condition.

In April 2009 the FASB issued FSP FAS 157—4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (FSP FAS 157—4). This FASB Staff Position (FSP) provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. This FSP shall be effective for interim and annual reporting periods ending after June 15, 2009 . The Company maintains its excess cash in cash type instruments such as certificates of deposits or money market funds, which are defined as cash, and as such would not be covered by FASB 157.

In April 2009 the FASB issued FSP FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies”. This FASB Staff Position (FSP) amends and clarifies FASB Statement No. 141 (revised 2007), Business Combinations, to address application issues raised by preparers, auditors, and members of the legal profession on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. This FSP shall be effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Management does not believe the adoption of this standard will have a material impact on the Company’s consolidated financial position or results of operations.

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

(3) Loss Contingency

On May 7, 2009, the Federal Aviation Administration (the “FAA”) notified the Company that it was seeking a proposed civil penalty of $1,310,000 against the Company for alleged non-compliance with respect to certain record keeping requirements, and regulatory requirements relating to the use of certain replacement parts. The Company has begun an informal conference with the FAA, which is a settlement process prescribed by statute that authorizes the FAA to accept and consider relevant information in order to compromise proposed civil penalties. We have submitted information, evidence and supporting documentation for consideration by the FAA demonstrating that certain alleged violations of the regulations did not occur, or demonstrating why the facts and circumstances in this case do not warrant the proposed civil penalty sought by the FAA. We believe that information submitted by us to the FAA through the informal conference process may result in a significant reduction in the civil penalty initially proposed in this matter. If a compromised settlement of this matter is not successful, the FAA, through a U.S Attorney, may initiate a civil action for the full amount of the proposed civil penalty as prescribed by law.

In accordance with generally accepted accounting principles, the Company recognized a charge to earnings in the June 2009 quarter that represents the lowest amount within a range of probable outcomes regarding this matter. The charge to earnings did not have a material impact on the company’s financial position or results of operations.

(4) Income Taxes

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

The Company's net operating loss carryforwards as of December 31, 2008 totaled $12.7 million and expire in years up to 2028. A valuation allowance of $4.0 million was provided for the net operating loss carryforwards and other deferred tax assets as of December 31, 2008. The Company determined then that the rapidly declining economy, especially since the beginning of the fourth quarter of 2008, had severely diminished visibility regarding future long-term profitability. As a result, the Company concluded that it would more likely than not fail to realize the full benefit of a portion of the Company’s net deferred tax assets.

As of June 30, 2009, the Company reduced the valuation allowance related to net deferred tax assets by $2.0 million. The following factors were key considerations supporting the current judgment that the Company will more likely than not realize the tax benefits of a greater portion of its net deferred tax assets:

•

The Company’s deferred tax assets are primarily comprised of operating losses realized over a relatively short period of five quarters ended December 31, 2008;

•

The company’s operating history from 2003 through most of 2007 was profitable;

•

The tax benefits of the net operating loss carryforwards are available over a 20-year period;

•

The Company successfully restructured its operations during 2008 and has since reported operating profits for the past eight months and two successive quarters;

•

The Company’s unique market niche has allowed it to operate profitably, while most of the airline industry has continued to report operating losses in a very difficult economic environment;

•

The Company’s small-market focus and use of small turboprop equipment allow it to operate cost effectively with less competition and strong pricing power;

•

The Company’s market opportunities for growth continue to expand as larger carriers consolidate, reduce capacity, shrink or close hubs, and abandon smaller markets.

(5) Liquidity and Capital Resources

During the six months ended June 2009, our year-over-year improvement in operating profitability reflected the fundamental improvements that were implemented during 2008. However, we have experienced somewhat lower revenue and higher fuel costs than projected at the beginning of the year. We also reduced our debt and restructured creditor obligations by over $4.1 million since October 2008. We are presently seeking to increase our equity capital base, so as to support our near-term liquidity requirements. This is a necessary course of action in response to our current liquidity position and various additional factors, including a seasonal business slowdown in September and October, the ongoing risk posed by a weakened economy, the potential for continued volatility in the price of jet fuel, a negotiated settlement of the civil penalty proposed by the Federal Aviation Administration, and the impact on our liquidity of scheduled repayments of debt and restructured creditor obligations over the next two years. However, we can make no assurance that an equity financing will be completed successfully, or that alternative sources of capital will be available under terms acceptable to us, or at all. If the anticipated financing is not completed in the near-term, we would experience an immediate and significant liquidity shortfall and would be unable to fund operations or meet our financial obligations.

(6) Earnings Per Share

The Company computes earnings per share in accordance with the provisions of SFAS No. 128, "Earnings per Share." Under the provisions of SFAS No. 128, basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period presented. Diluted net income per share reflects the potential dilution that could occur from common stock issuable through stock based compensation including stock options and restricted stock awards, warrants and other convertible securities, and warrants issued by Gulfstream (“GIA”), a subsidiary of the Company.

The computation of per share earnings for the three and six-month periods ended June 30, 2008 and 2009 is as follows:

	Three months Ended June 30,		Six months Ended June 30,
	2008	2009	2008	2009
Net income (loss)	$(3,544,000)	$2,233,000	$(4,831,000)	$2,963,000
Effect of assumed interest on convertible debt	––	$25,682	––	$52,602
Effect of GIA warrants	––	(192,205)	––	(309,752)
Net income (loss) — diluted	$(3,544,000)	$2,066,477	$(4,831,000)	$2,705,850

Weighted average of shares outstanding — basic	2,959,460	2,959,600	2,954,185	2,959,600
Weighted average of shares outstanding — diluted	2,959,460	3,292,933	2,954,185	3,292,933

Earnings (loss) per common share:
Basic	$(1.20)	$0.75	$(1.64)	$1.00
Diluted	$(1.20)	$0.63	$(1.64)	$0.82

The effect on net income of the GIA warrants is calculated in accordance with SFAS No. 128 “Earnings per Share”, paragraph 62(a) as follows:

	Three months Ended June 30,		Six months Ended June 30,
	2008	2009	2008	2009
Earnings Per Share of GIA:
Net income (loss)	$(5,702,000)	$1,191,221	$(7,558,000)	$3,322,221
Add: management fees charged by the Parent	7,000	$––	97,000	$––
Add: GIA's portion of consolidated tax benefit (provision)	1,975,000	923,003	2,671,000	85,003
Adjusted net income	$(3,720,000)	$2,114,223	$(4,790,000)	$3,407,223

Basic weighted average shares	19,575,000	19,575,000	19,575,000	19,575,000
Dilutive effect of warrants	(1)	1,957,533	(1)	1,957,533
Diluted weighted average shares	19,575,000	21,532,533	19,575,000	21,532,533

Earnings per common share:
Basic	$(0.19)	$0.11	$(0.24)	$0.17
Diluted	$(0.19)	$0.10	$(0.24)	$0.16
Effect on Net Income of GIA Warrants:
Proportionate share of GIA income included in:
basic earnings per share (2)	$(3,720,000)	$2,114,223	$(4,790,000)	$3,407,223
diluted earnings per share (3)	(3,720,000)	1,922,018	(4,790,000)	3,097,471
Difference	$––	$192,205	$––	$309,752

(1) — For the three months and six months ended June 30, 2008, there were 1,957,533 warrants that have been excluded from the GIA weighted average shares outstanding because the effect on earnings (loss) per share would have been anti-dilutive.

(2) — Calculated as the number of GIA outstanding shares times GIA basic earnings per share

(3) — Calculated as the number of GIA outstanding shares times GIA diluted earnings per share

For the three and six-month periods ended June 30, 2008, there were 321,000 shares attributable to stock options and warrants that were excluded from the weighted average shares outstanding, because the effect on loss per share would have been anti-dilutive.

(7) Segments

The Company has two reportable segments: the airline and charter operation and the flight academy. The accounting policies of the business segments are the same and are described in Note (1) to the financial statements included in the Company’s Form 10-K for the year ended December 31, 2008 as filed with the Securities and Exchange Commission. Although the reportable segments are business units that offer different services and are managed separately, their activities are highly integrated.

Virtually all of the Company’s consolidated capital expenditures, depreciation and amortization, and interest expense are attributable to the Airline and Charter business segment.

Financial information for the three and six-month periods ended June 30, 2008 and 2009 by business segment is as follows (in thousands):

Three months ended June 30, 2009	Airline and Charter	Flight Academy	Parent	Intercompany Eliminations	Total
Operating revenues	$23,493	$489	$––	$(283)	$23,699
Operating expenses	22,284	546	168	(283)	$22,715
Income from operations	$1,209	$(57)	$(168)	$––	$984
Net income	$1,114	$(43)	$1,162	$––	$2,233
Depreciation and amortization	$290	$3	$––	$––	$293
Interest expense	94	1	466	––	561
Interest income	(5)	––	––	––	(5)
Income tax expense	––	––	(1,859)	––	(1,861)
Capital expenditures	246	––	––	––	246
Total assets	13,595	2,792	15,178	(12,580)	18,985

Three months ended June 30, 2008	Airline and Charter	Flight Academy	Parent	Intercompany Eliminations	Total
Operating revenues	$30,600	$874	$7	$(429)	$31,052
Operating expenses	36,064	779	114	(397)	36,560
Income from Operations	$(5,464)	$95	$(107)	$(32)	$(5,508)
Net income	$(5,640)	$114	$2,013	$(31)	$(3,544)
Depreciation and amortization	$1,113	$3	$––	$––	$1,116
Interest expense	148	––	––	––	148
Interest income	5	––	––	––	––
Income tax expense (benefit)	––	––	(2,120)	––	(2,120)
Capital expenditures	1,021	––	––	––	1,021
Total assets	27,812	5,587	14,684	(12,784)	35,299

Six months ended June 30, 2009	Airline and Charter	Flight Academy	Parent	Intercompany Eliminations	Total
Operating revenues	$46,952	$868		$(545)	$47,275
Operating expenses	43,565	1,106	345	(545)	$44,471
Income from operations	$3,387	$(238)	$(345)	$––	$2,804
Net income	$3,214	$(204)	$(47)		$2,963
Depreciation and amortization	$574	$6			$580
Interest expense	179	1	965		$1,145
Interest income	2				$2
Income tax expense (benefit)			(1,411)		$(1,413)
Capital expenditures	434				$434
Total assets	$13,595	$2,792	$15,178	$(12,580)	$18,985

Six months ended June 30, 2008	Airline and Charter	Flight Academy	Parent	Intercompany Eliminations	Total
Operating revenues	$61,538	$1,798	$97	$(1,126)	$62,307
Operating expenses	68,807	1,830	236	(1,126)	69,747
Income from Operations	$(7,269)	$(32)	$(139)	$––	$(7,440)
Net income	$(7,605)	$10	$2,764	$––	$(4,831)
Depreciation and amortization	$2,185	$6	$––	$––	$2,191
Interest expense	302	––	––	––	302
Interest income	20	––	––	––	20
Income tax expense (benefit)	––	––	(2,903)	––	(2,903)
Capital expenditures	1,719	6	––	––	2,559
Total assets	$27,812	$5,587	$14,684	$(12,785)	$35,299

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

These statements, in addition to statements made in conjunction with the words “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate” and similar expressions, are forward-looking statements. These statements relate to future events or our future financial performance and only reflect management’s expectations and estimates. You should read this Form 10-Q completely and with the understanding that our results may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements. We undertake no duty to update these forward-looking statements after the date of this Form 10-Q, even though our situation may change in the future. The following is a list of factors, among others, that could cause actual results to differ materially from the forward-looking statements:

•

changing external competition, business, budgeting, fuel supply, weather or economic conditions;

•

changes in our relationships with employees; code share partners or key vendors;

•

availability and cost of funds for financing new aircraft and our ability to profitably manage our existing fleet;

•

adverse reaction and publicity that might result from any accidents or alleged inappropriate actions;

•

the impact of current or future laws and government investigations and regulations affecting the airline industry and our operations;

•

terrorist attacks; and

•

consumer unwillingness to incur greater costs for flights.

Overview

We operate a scheduled airline, scheduled and on-demand charter services, and a flight training academy for commercial pilots.

Our most significant market opportunity relates to the fact that we currently operate in and have targeted future expansion in unserved and underserved short haul markets, which is a growing opportunity for two principal reasons. Many smaller markets are being abandoned by major carriers, as they shift their focus increasingly to international markets and away from domestic markets and hubs. In addition, many smaller markets are also being abandoned by regional airlines, as they continue to gravitate toward larger jet aircraft in the 70-100 seat range, and away from smaller markets that utilize turboprop aircraft. As a result, we continue to seek opportunities to grow in the expanding number of smaller underserved or unserved markets that are suitable for our fleet of small-capacity aircraft.

Our most significant challenges relate to:

•

volatility in the price of aircraft fuel;

•

a weakened economic environment; and

•

securing cost-effective maintenance resources, as the average age of our aircraft fleet increases.

Current Developments

Consolidated net income for the three and six-month periods ended June 30, 2009 was $2,233,000 and $2,963,000 respectively compared to net losses of $3,544,000 and $4,831,000 for the comparable periods in 2008. Operating income for the three and six-month periods ended June 30, 2009 was $984,000 and $2,804,000 respectively compared to operating losses of $5,508,000 and $7,440,000, respectively, for the comparable periods in 2008. The year-over-year improvement in operating income for both the three and six-month periods was primarily attributable to lower fuel prices, as well as revenue initiatives, capacity reductions and cost controls compared to last year. Additionally for both 2008 periods the Company incurred an impairment charge of $4,467,000 related to the sale of its fleet of eight Embraer aircraft.

Operating profit for both the three and six-month periods ended June 30, 2009 represents a significant year-over-year performance turnaround that relates directly to the aggressive business plan adopted in 2008 to improve profitability at a time when jet fuel prices were at record highs and the economy was showing clear signs of weakening. The following factors had a significant influence on the improvement in our operating results for the three and six-month periods of 2009 compared with our results for the comparable 2008 periods, and are likely to continue to impact 2009 results:

•

The price of jet fuel declined dramatically after peaking in July 2008. The average price of jet fuel for the first half of 2009 was $1.79 compared to $3.33 for the comparable period last year;

•

The sale of our Embraer fleet of eight aircraft during 2008 has reduced the complexity and cost associated with flying two different aircraft types, and has resulted in a 19% reduction in the maintenance costs for the six months ended June 30, 2009 compared to the same period in 2008;

•

We reduced lift capacity (ASMs, or available seat miles) 41.7% for the six months ended June 30, 2009 to enable us to better balance our capacity to the lower demand resulting from a weakened economy;

•

We increased our average ticket prices by 8.2%, and we initiated charges for excess baggage fees, consistent with practices adopted throughout the airline industry;

•

We redeployed assets to profitable routes by initiating service in September 2008 between Continental Airline’s Cleveland hub and five smaller cities in Pennsylvania, New York and West Virginia in conjunction with Essential Air Service routes awarded by the Department of Transportation. This revenue source, which is subsidized by the Department of Transportation, is relatively stable especially in a weakened economic environment;

•

We implemented substantial capacity-related and structural cost reductions during 2008;

•

Travel restrictions on Cuban Americans were relaxed early in 2009, which has substantially increased demand and improved profitability for our Cuba charter operation.

During the six months ended June 2009, our year-over-year improvement in operating profitability reflected the fundamental improvements that were implemented during 2008. However, we have experienced somewhat lower revenue and higher fuel costs than projected at the beginning of the year. We also reduced our debt and restructured creditor obligations by over $4.1 million since October 2008. We are presently seeking to increase our equity capital base, so as to support our near-term liquidity requirements. This is a necessary course of action in response to our current liquidity position and various additional factors, including the seasonal business slowdown in September and October, the ongoing risk posed by a weakened economy, the potential for continued volatility in the price of jet fuel, a negotiated settlement of the civil penalty proposed by the Federal Aviation Administration , and the impact on our liquidity from scheduled repayments of debt and restructured creditor obligations over the next two years. However, we can make no assurance that an equity financing will be completed successfully, or that alternative sources of capital will be available under terms acceptable to us, or at all. If the anticipated financing is not completed in the near-term, we would experience an immediate and significant liquidity shortfall, and would be unable to fund operations or meet our financial obligations.

Results of Operations

Comparative Results for the Three and Six-Month Periods Ended June 30, 2008 and 2009

The following table sets forth our financial results (unaudited) for the three and six-month periods ended June 30, 2008 and 2009.

	Three Months Ended June 30,		Percent	Six Months Ended June 30,		Percent
(In thousands)	2008	2009	Change	2008	2009	Change
	(In thousands)			(In thousands)
Revenue
Airline passenger revenue	$27,614	$18,318	-33.7%	$55,352	$37,872	-31.6%
Academy, charter and other revenue	3,438	5,381	56.5%	6,955	9,403	35.2%
Total Revenue	31,052	23,699	-23.7%	62,307	47,275	-24.1%

Operating Expenses
Flight operations	3,498	3,762	9.8%	7,251	6,827	-5.8%
Aircraft fuel	10,063	3,321	-67.0%	18,249	6,782	-62.8%
Aircraft rent	1,615	1,577	-6.5%	3,371	3,223	-4.4%
Maintenance	5,976	5,505	-7.9%	13,553	10,975	-19.0%
Passenger service	6,045	5,033	-16.7%	12,698	9,860	-22.3%
Promotion & sales	1,971	1,293	-34.4%	4,124	2,596	-37.1%
General and administrative	1,809	1,931	6.7%	3,843	3,628	-5.6%
Depreciation and amortization	1,116	293	-73.7%	2,191	580	-73.5%
Impairment charge on assets held for sale	4,467	––	NM	4,467	––	NM
Operating Expenses	36,560	22,715	-37.9%	69,747	44,471	-36.2%

Income (loss) from operations	(5,508)	984	NM	(7,440)	2,804	NM

Non-Operating Income and (Expense)
Interest (expense)	(148)	(561)	279.1%	(302)	(1,145)	279.1%
Interest income	5	––	-100.0%	20	7	-65.0%
Other income (expense)	(13)	(49)	276.9%	(12)	(114)	850.0%
Non-Operating Income and (Expense)	(156)	(610)	291.0%	(294)	(1,252)	325.9%
Income (loss) before taxes	(5,664)	374	-106.6%	(7,734)	1,552	-120.1%
Provision (benefit) for income taxes	(2,119)	(1,859)	-12.3%	(2,903)	(1,411)	-51.4%
Net income (loss)	$(3,545)	$2,233	-163.0%	$(4,831)	$2,963	-161.3%

Operating Statistics.

The following table sets forth our major operational statistics and the percentage-of-change for the three and six-month periods ended June 30, 2008 and 2009.

	Three Months Ended June 30,		Percent	Six Months Ended June 30,		Percent
	2008	2009	Change	2008	2009	Change
Operating Statistics :
Available seat miles (000's) (1)	71,615	41,421	-42.2%	143,800	83,888	-41.7%
Revenue passenger miles (000's) (2)	39,275	24,079	-38.7%	80,606	49,411	-38.7%
Revenue passengers carried	196,797	112,387	-42.9%	404,299	227,929	-43.6%
Departures flown	17,753	10,769	-39.3%	34,805	21,652	-37.8%
Passenger load factor (3)	54.8%	58.1%	6.0%	56.1%	58.9%	5.1%
Average yield per revenue passenger mile (4)	$0.70	$0.67	-4.1%	$0.69	$0.68	-0.5%
Revenue per available seat miles (5)	$0.39	$0.39	1.6%	$0.38	$0.40	4.6%
Operating costs per available seat mile (6)	$0.50	$0.54	7.1%	$0.47	$0.52	9.5%
Fuel cost per available seat mile (9)	$0.14	$0.08	-42.9%	$0.13	$0.08	-36.3%
Average passenger fare (7)	$140.32	$144.46	2.9%	$136.91	$148.15	8.2%
Average passenger trip length (miles) (8)	200	214	7.4%	199	217	8.7%
Aircraft in service (end of period)	35	23	-34.3%	35	23	-34.3%
Fuel cost per gallon (incl taxes & fees)	$3.70	$1.83	-51%	$3.36	$1.79	-46.7%

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

Net Income and Operating Income

Our consolidated net income for the three and six-month periods ended June 30, 2009 was $2,233,000 and $2,963,000, respectively, compared to net losses of $3,544,000 and $4,831,000 for the comparable periods last year. Consolidated operating income for the three and six-month periods ended June 30, 2009 was $984,000 and $2,804,000 compared to operating losses of $5,508,000 and $7,440,000 for the comparable periods last year. The three and six-month periods ended June 30, 2008 included an asset impairment charge of $4,467,000 related to the sale of the fleet of eight Embraer aircraft. The year-over-year improvement in operating income for the three and six-month periods ended June 30, 2009 was primarily attributable to lower fuel prices, as well as revenue initiatives, capacity reductions, and cost controls. The following table identifies the operating profit contributions from each of our respective operating components.

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2009	2008	2009
Airline and charter	$(4,574)	$2,425	$(5,395)	$5,563
Academy	98	(53)	(26)	(231)
Total income (loss) from operations	(4,476)	2,372	(5,421)	5,332
Less: General and administrative	1,032	1,388	2,019	2,528
Consolidated income (loss) from operations	$(5,508)	$984	$(7,440)	$2,804

Revenues.

Total revenue declined 23.7% to $23.7 million and 24.1% to $47.3 million for the three and six-month periods ended June 30, 2009, respectively, compared to the comparable 2008 periods. The following table identifies the revenue contribution from each of our respective operating components.

(In thousands)	Three Months Ended June 30,			Six Months Ended June 30,
	2008	2009	% Change	2008	2009	% Change
Revenue
Airline passenger revenue	27,614	16,235	-41.2%	55,352	33,767	-39.0%
Essential Air Service	––	2,083	NM	––	4,105	NM
Charter and other revenue	933	1,824	95.6%	2,217	3,570	61.1%
Cuba charter	1,962	3,350	70.7%	3,970	5,509	38.8%
Academy	875	490	-44.0%	1,798	869	-51.7%
Intercompany revenue elimination	(332)	(283)	-14.8%	(1,030)	(545)	-47.1%
Total Revenue	$31,052	$23,699	-23.7%	$62,307	$47,275	-24.1%

Airline Passenger Revenue. Airline passenger revenue for the three and six-month periods ended June 30, 2009 declined 41.2% and 39.0% to $16.2 and $33.8 million, respectively, from the comparable periods in 2008. The declines are primarily due to capacity reductions implemented in October 2008 to align capacity more closely with declining demand due to a weakening economy. Available seat miles (ASM) declined 42.2% and 41.7% for the three and six-month periods ended June 30, 2009 compared to the same periods last year. Revenue passenger miles (RPM) declined 38.7% for both the three and six-month periods ended June 30, 2009 compared to the same periods last year. As a result, the load factor increased 3.3 points to 58.1% and 2.8 points to 58.9% for the three and six-month periods ended June 30, 2009, respectively, compared to the same periods last year. The average passenger fare increased 2.9% to $144.46 and 8.2% to $148.15 for the three and six-month periods ended June 30, 2009 compared to the same periods last year.

The decline in airline passenger revenue was partially offset by $2.0 million and $4.1 million for the three and six-month periods ended June 30, 2009 due to Essential Air Service revenue from the Department of Transportation as we initiated five new routes from Continental Airline’s Cleveland hub in October 2008.

Charter, Cuba Charter Operations and Other Revenue. Charter and other revenue increased 95.6% to $1.8 million and 61.1% to $3.6 million for the three and six-month periods ended June 30, 2009, respectively, compared to the comparable periods last year due primarily to initiating additional excess baggage charges during 2008. Revenue from the Cuba charter operation increased 70.7% to $3.4 million and 38.8% to $5.5 million for the three and six-month periods ended June 30, 2009, respectively, compared to the same periods last year. Since travel restrictions for Cuban Americans have been relaxed by the U.S. Government, we expect that year-over-year growth in our Cuba charter revenue will continue.

Academy Revenue. Academy revenue declined 44.0% to $490,000 and 51.7% to $869,000 for the three and six-month periods ended June 30, 2009, respectively, compared to the same periods last year. The decrease is related to a decline in intercompany revenue charged to Gulfstream for pilot training of flight crews due to lower pilot attrition rates at the Airline, as well as fewer commercial pilot students due to a contraction of demand for pilots within the airline industry.

Airline Operating Expenses The following tables present Gulfstream’s operating expenses, before elimination of intercompany expenses, for the three and six-month periods ended June 30, 2008 and 2009:

	Three Months Ended June 30,			Percentage of Airline Revenue
(In thousands)	2008	2009	Percent Change	2008	2009
Flight operations	$3,759	$4,045	8%	6.2%	8.7%
Aircraft fuel	10,063	3,322	-67%	16.6%	7.2%
Aircraft rent	1,687	1,577	-7%	2.8%	3.4%
Maintenance	5,976	5,505	-8%	9.9%	11.9%
Passenger service	6,045	5,033	-17%	10.0%	10.8%
Promotion & sales	1,970	1,292	-34.4%	3.3%	2.8%
Depreciation and amortization	1,116	293	-74%	1.8%	0.6%
Impairment charge on assets held for sale	4,467	––	NM	7.4%	0.0%
Total	$35,083	$21,067	-40%	126.5%	45.4%

	Six Months Ended June 30,			Percentage of Airline Revenue
(In thousands)	2008	2009	Percent Change	2008	2009
Flight operations	$8,281	$7,372	-11%	13.7%	15.9%
Aircraft fuel	18,249	6,782	-63%	30.2%	14.6%
Aircraft rent	3,371	3,223	-4%	5.6%	6.9%
Maintenance	13,553	10,975	-19%	22.4%	23.6%
Passenger service	12,698	9,860	-22%	21.0%	21.2%
Promotion & sales	4,124	2,596	-37.1%	6.8%	5.6%
Depreciation and amortization	2,191	580	-74%	3.6%	1.2%
Impairment charge on assets held for sale	4,467	––	NM	7.4%	0.0%
Total	$66,934	$41,388	-38%	110.6%	89.2%

Flight Operations. Major components of flight operations expense include salaries for pilots, flight attendants and other operations personnel, pilot training expenses and wet-lease (aircraft, crews, and fuel) costs for additional charter capacity. Flight operations expenses increased 8% to $4.0 million for the three months ended June 30, 2009. The costs declined by 11% to $7.4 million for the six months ended June 30, 2009. For the three months ended June 30, 2009, increased wet-lease costs were greater than the declines in other expenses compared to the prior year comparable period. Decreases in flight operations expense for the six month period were primarily attributable to lower pilot training expenses and capacity reductions, offset by the noted increased wet-lease costs for the Cuba charter flights.

Aircraft Fuel. The average price per gallon for jet fuel for the six months ended June 30, was $1.79 ($1.88 including the effect of fuel hedges), compared to $3.33 for the six months ended June 30, 2008. Fuel decreased as a percent of airline revenue to 14.6% for the six months ended June 30, 2009 from 30.2% during the comparable period last year. Fuel expense for six months ended June 30, 2009 included $337,000 to settle unfavorable fuel hedge contracts that terminated in February 2009.

Aircraft Rent. Aircraft rent is related to the lease costs associated with our 23 Beech 1900D aircraft. Aircraft rent for the March 2009 quarter included an additional expense of $203,000 associated with a lease provision obligating the Company to repay past aircraft rent concessions, if future jet fuel prices declined below a certain threshold. The maximum cumulative adjustment of this lease provision is $312,000, all of which has been recognized as of June 30, 2009. Aircraft rent expense for the six months ended June 2008 included lease expense for 27 aircraft, four of which were returned to the lessor in August 2008.

Maintenance. Major components of maintenance expense include salaries and wages, repair parts and materials, and expenses incurred from third party service providers required to maintain our aircraft engines. Maintenance expense decreased 8% to $5.5 million and 19% to $11.0 million for the three and six-month periods ended June 30, 2009. The decrease in maintenance and repairs expense in the three and six-month periods ended June 30, 2009 was primarily attributable to capacity reductions, offset by the maintenance services for the Cleveland hub, which began operation in October 2008.

Passenger Service. Major components of passenger service expense include ground handling services, airport counter and gate rentals, wages paid to airport employees, passenger liability insurance, security and miscellaneous passenger-related expenses. Passenger service expense decreased 16.7% to $5,033,000 and 22.3% to $9,860,000 for the three and six-month periods ended June 30, 2009, respectively, compared to the comparable periods last year. Most of the decrease in passenger service expense for the three and six-month periods ended June 30, 2009 was attributable to capacity reductions compared to the same periods last year.

Promotion and Sales. Major components of promotion and sales expense include credit card and travel agent commissions, frequent flyer program costs and reservation system fees. Promotion and sales expense decreased 34.4% to $1,292,000 and 27.1% to $2,596,000 for the three and six-month periods ended June 30, 2009, respectively, compared to the comparable periods last year, and were primarily due to capacity reductions from last year of approximately 37.5%.

Depreciation and amortization expense. Depreciation and amortization expense decreased to $580,000 for the six months ended June 30, 2009 from $2,191,000 for the same period last year. This decrease was primarily due to the sale of our fleet of eight Embraer aircraft during the third quarter of 2008.

General and Administrative and Academy Operating Expense

Our consolidated general and administrative expenses include the expenses of the Academy, as set forth in the following table.

	Three Months Ended June 30,		Percent	Six Months Ended June 30,		Percent
(In thousands)	2008	2009	Change	2008	2009	Change
General and administrative expenses	$1,032	$1,388	34.5%	$2,019	$2,528	25.2%
Academy expenses	777	543	-30.1%	1,824	1,100	-39.7%
Consolidated general and administrative	$1,809	$1,931	6.7%	$3,843	$3,628	-5.6%

General and administrative expenses, excluding Academy expenses, increased 34.5% to 1.4 million and 25.2% to 2.5 million for the three and six-month periods ended June 30, 2009, respectively, compared to the same periods last year. Most of this increase was attributable to public-company expenses. In the three months ended June 30, 2009, the company also recognized a loss contingency related to an FAA proposed civil penalty , as well as related expenses for legal and consulting services.

Academy expenses decreased by 30.1% to $543,000 and 39.7% to $1.1 million for the three and six-month periods ended June 30, 2009, respectively, compared to the same periods last year, primarily due to lower expenses associated with fewer students.

Non-Operating Income and Expense

Interest expense increased to $561,000 and $1,145,000 for the three and six-month periods ended June 30, 2009, respectively, compared to $148,000 and $302,000, respectively, for the comparable periods last year . The increases were primarily due to interest expense and debt discount and issuance expenses related to the $6.1 million of debentures issued in September 2008. In addition, other non-operating expense of $114,000 for the six months ended June 30, 2009 related to amortization of the discount associated with the derivative warrant liability.

Income Taxes

The Company recognized a $2.0 million deferred income tax benefit for the second quarter of 2009 related to a reduction in the valuation allowance for deferred tax assets. The effective income tax rate for the six months ended June 30, 2009 was 38.0%. The effective income tax rate for the comparable period last year was 37.5%.

Liquidity and Capital Resources

Overview

Liquidity refers to the liquid financial assets available to fund our business operations and near-term obligations. These liquid financial assets consist of cash as well as short-term investments. As of June 30, 2009, our cash and cash equivalents balance was $1.7 million, and we had a negative working capital of $7.0 million. As of June 30, 2008, our cash and cash equivalents balance was $1.3 million, and we had a negative working capital of $10.0 million.

Our liquidity position during the first three quarters of 2008 was severely impacted by the unprecedented escalation of jet fuel prices between October 2007 and July 2008, as well as substantial engine overhaul costs associated with our Embraer Brasilia aircraft during 2007 and the first half of 2008. In order to improve liquidity and reduce capacity during 2008, we sold our fleet of eight Embraer aircraft for net proceeds of $5.0 million after debt repayment, issued $6.1 million of debentures, and restructured over $7.0 million of past-due and future creditor obligations, all of which were completed by the end of 2008.

On December 19, 2008, we entered into a restructuring agreement with our principal aircraft lessor, as well as an amended engine maintenance agreement with our engine maintenance vendor, involving the restructuring of over $7.0 million in past-due and future obligations. From the inception of this agreement through June 30, 2009, we made total payments exceeding $2.8 million. From July 1, 2009 through December 31, 2009, we are obligated to make payments of approximately $1.25 million.

During the six months ended June 2009, our year-over-year improvement in operating profitability reflected the fundamental improvements that were implemented during 2008. However, we have experienced somewhat lower revenue and higher fuel costs than projected at the beginning of the year. We also reduced our debt and restructured creditor obligations by over $4.1 million since October 2008. We are presently seeking to increase our equity capital base, so as to support our near-term liquidity requirements. This is a necessary course of action in response to our current liquidity position and various additional factors, including the seasonal business slowdown in September and October, the ongoing risk posed by a weakened economy, the potential for continued volatility in the price of jet fuel, a negotiated settlement of the civil penalty proposed by the Federal Aviation Administration, and the impact on our liquidity from scheduled repayments of debt and restructured creditor obligations over the next two years. However, we can make no assurance that an equity financing will be completed successfully, or that alternative sources of capital will be available under terms acceptable to us, or at all. If the anticipated financing is not completed in the near-term, we would experience an immediate and significant liquidity shortfall, and would be unable to fund operations or meet our financial obligations.

The following table summarizes key cash flow information for the six months ended June 30, 2008 and 2009.

	Six Months Ended June 30,
Cash Flow Data:	2008	2009
		(in thousands)
Cash Flow Provided by (used in):
Operating Activities	$(1,002)	$(532)
Investing Activities	(1,725)	(434)
Financing Activities	112	(586)
Net increase (decrease) in cash and cash equivalents	$(2,615)	$(1,552)

Operating activities

Cash used in operating activities was $0.5 million for the six months ended June 30, 2009 compared to $1.0 million for the same period last year. During the six months ended June 30 2009, much of the cash generated from net income was used for debt payments and to creditors for restructured obligations and trade creditors that reduced our accounts payable and accrued expenses by $1.8 million and our engine return liability by $1.7 million.

Cash used in operations during the six months ended June 30, 2008 resulted primarily from an increase in accounts receivable of $1.0 million and expendable parts of $0.7 million, offset by an increase in accounts payable and accrued expense and engine return liability of $0.6 million.

Investing activities

Cash used in investing activities for the six months ended June 30, 2009 was $0.4 million and was primarily due to acquisition of aircraft equipment. Cash used in investing activities for the six months ended June 30, 2008 was $1.7 million and primarily included the purchase of two engines for our Embraer aircraft in lieu of engine overhauls.

Financing activities

Cash used in financing activities for the six months ended June 30th, 2009 was primarily related to repayments of debt. Cash provided by financing activities for the six months ended June 30, 2008 included $0.9 million of net proceeds from the sale to the underwriter of over-allotment shares associated with our initial public offering in December 2007, offset by debt repayments of $0.8 million.

Debt and Other Contractual Obligations

We perform our airplane maintenance and repairs primarily at our maintenance hangar located at Hollywood-Fort Lauderdale Airport. The lease on our Fort Lauderdale facility was renewed for a one-year term and is currently set to expire on May 31, 2010. It is expected that a longer-term lease will be executed later this year.

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

Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2009. In making this assessment, we used the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, we believe that, as of June 30, 2009, our internal control over financial reporting was effective based on those criteria.

(c)  Changes in Internal Control Over Financial Reporting

As of the quarter ended June 30, 2009, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.

Legal Proceedings.

On May 7, 2009, the Federal Aviation Administration (the “FAA”) notified the Company that it was seeking a proposed civil penalty of $1,310,000 against the Company for alleged non-compliance with respect to certain record keeping requirements, and regulatory requirements relating to the use of certain replacement parts. The Company has begun an informal conference with the FAA, which is a settlement process prescribed by statute that authorizes the FAA to accept and consider relevant information in order to compromise proposed civil penalties. We have submitted information, evidence and supporting documentation for consideration by the FAA demonstrating that certain alleged violations of the regulations did not occur, or demonstrating why the facts and circumstances in this case do not warrant the proposed civil penalty sought by the FAA. We believe that information submitted by us to the FAA through the informal conference process may result in a significant reduction in the civil penalty initially proposed in this matter. If a compromised settlement of this matter is not successful, the FAA, through a U.S Attorney, may initiate a civil action for the full amount of the proposed civil penalty as prescribed by law.

In January 2006, a former salesman of the Academy formed a business that the Company believes competes directly with the Academy for student pilots. Thereafter, the former President of the Academy resigned his position at the Academy and the Company believes he became affiliated with the alleged competing business. The Academy has initiated a lawsuit against these former employees, alleging violation of non-competition and fiduciary obligations. The defendants, including the Academy’s former President, subsequently filed a counterclaim against the Academy based upon lost earnings and breach of contract. The case is scheduled to go to trial later in 2009.

From time to time, we are involved in litigation relating to claims arising out of our operations in the normal course of business. As of the date of this quarterly report, we were not engaged in any other legal proceedings which are expected, individually or in the aggregate, to have a material adverse effect on us.

Item 1A.

Risk Factors.

Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the Year Ended December 31, 2008 includes a detailed discussion of risks and uncertainties which could adversely affect our future results. There were no material changes during the six months ended June 30, 2009 to the risk factors in our Annual Report on Form 10-K for the Year Ended December 31, 2008, except for the addition of the following risk factors.

We may not be able to maintain adequate liquidity.

During the six months ended June 2009, our year-over-year improvement in operating profitability reflected the fundamental improvements that were implemented during 2008. However, we have experienced somewhat lower revenue and higher fuel costs than projected at the beginning of the year. We also reduced our debt and restructured creditor obligations by over $4.1 million since October 2008. We are presently seeking to increase our equity capital base, so as to support our near-term liquidity requirements. This is a necessary course of action in response to our current liquidity position and various additional factors, including the seasonal business slowdown in September and October, the ongoing risk posed by a weakened economy, the potential for continued volatility in the price of jet fuel, a negotiated settlement of the civil penalty proposed by the Federal Aviation Administration, and the impact on our liquidity from scheduled repayments of debt and restructured creditor obligations over the next two years. However, we can make no assurance that an equity financing will be completed successfully, or that alternative sources of capital will be available under terms acceptable to us, or at all. If the anticipated financing is not completed in the near-term, we would experience an immediate and significant liquidity shortfall, and would be unable to fund operations or meet our financial obligations.

We are not in compliance with NYSE Amex continued listing standards

Our common stock is listed for trading on the NYSE Amex, which is the successor to the American Stock Exchange (the “Exchange”). The Exchange requires listed companies to meet certain continued listing standards. These standards include specified minimum stockholders equity thresholds when an Issuer sustains net losses over a number of years. We have not met the threshold set forth in Section 1003(a) of the Exchange’s Company Guide because, for the 2008 fiscal year, we have stockholder’s equity of less than $2 million and losses from continuing operations and/or net losses in two out of our three most recent fiscal years. As a result, we received a notice from the Exchange that we have not met this continued listing requirement.

The Company was afforded the opportunity to submit a specific plan to achieve and sustain compliance with all of the NYSE Amex’s listing requirements, and on June 12, 2009 presented its plan to the Exchange. The Company received notice from the NYSE Amex staff on July 30, 2009 indicating that the NYSE Amex LLC accepted the Company’s plan of Compliance and granted an extension until November 12, 2010 for the Company to regain compliance with the continued listing standards. The Company will continue its listing during the extension period, during which time the Company will be subject to periodic review by NYSE Amex staff. Failure to make progress consistent with the plan or to regain compliance with the continued listing standards by the end of the extension period could result in the Company’s shares being delisted from the NYSE Amex LLC.

There can be no assurance that we will be able to achieve the results submitted in the plan by November 2010. In the event our common stock was delisted by the Exchange, we would be in breach of a covenant of our loan and security agreement with Shelter Island Opportunity Fund, LLC, and, in the absence of a waiver, the maturity of our secured original issue discount debenture could be accelerated.

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

Gulfstream International Group, Inc.

	By:	/s/ ROBERT M. BROWN
Robert M. Brown
Date: August 14, 2009		Chief Financial Officer

22