Form 10-Q
period 2009-09-30
GULFSTREAM INTERNATIONAL GROUP INC
filed 2009-11-16
CIK 1405419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

————————

FORM 10-Q

————————

(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     September 30, 2009

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _________ to _________

Commission file number    001-33884

———————

GULFSTREAM INTERNATIONAL GROUP, INC.

(Exact name of registrant as specified in its charter)

———————

Delaware	20-3973956
(State or other jurisdiction of incorporation or organization)	(IRS Employee Identification No.)

3201 Griffin Road, 4th Floor, Fort Lauderdale, Florida 33312

(Address of principal executive offices)

(954) 985-1500

(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.

Yes  ☑     No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes  ☐     No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes  ☐     No  ☑

Number of outstanding shares of the registrant's par value $0.01 common stock, as of November 16, 2009: 3,464,661.

GULFSTREAM INTERNATIONAL GROUP, INC.

QUARTERLY REPORT ON FORM 10-Q

TABLE OF CONTENTS

PAGE
PART I. FINANCIAL INFORMATION

Item 1.        Financial Statements

3

Consolidated Balance Sheets at September 30, 2009 (unaudited)
and December 31, 2008

3

Consolidated Statements of Operations (unaudited) for the Three and Nine Month Periods Ended September 30, 2009 and 2008

4

Consolidated Statements of Cash Flows (unaudited) for the Nine
Months Ended September 30, 2009 and 2008

5

Notes to Consolidated Financial Statements

6

Item 2.        Management's Discussion and Analysis of Financial Condition
and Results of Operations

12

Item 3.        Quantitative and Qualitative Disclosures About Market Risk

21

Item 4T.     Controls and Procedures

21

PART II. OTHER INFORMATION

Item 1.        Legal Proceedings

23

Item 1A.     Risk Factors

23

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

24

Item 3.        Defaults on Senior Securities

24

Item 4.        Submission of Matters to a Vote of Security Holders

24

Item 5.        Other Information

25

Item 6.        Exhibits

25

Signatures

26

PART I. FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

GULFSTREAM INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In $ thousands, except share data)

	As of
	December 31, 2008	September 30, 2009
		(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$3,215	$650
Accounts receivable	4,205	3,680
Expendable parts	1,194	1,171
Prepaid expenses	648	556
Total Current Assets	9,262	6,057

Property and Equipment
Flight equipment	3,366	3,596
Other property and equipment	1,373	1,518
Less accumulated depreciation	(1,946)	(2,455)
Total Property and Equipment	2,793	2,659

Intangible assets, net	3,778	3,582
Deferred tax assets	2,032	3,438
Other assets	1,505	1,408
Total Assets	$19,370	$17,144

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities
Accounts payable and accrued expenses	$9,566	$9,990
Accounts payable - restructured, current portion	2,761	2,627
Long-term debt, current portion	529	650
Engine return liability, current portion	2,432	1,231
Air traffic liability	1,491	1,004
Deferred tuition revenue	728	982
Total Current Liabilities	17,507	16,484

Long Term Liabilities
Accounts payable, restructured, net of current portion	988	559
Long-term debt, net of current portion	2,850	2,516
Engine return liability, net of current portion	461	—
Warrant liability	2,229	2,610
Total Liabilities	24,035	22,169

Stockholders' Equity (Deficit)
Common stock (par value $0.01, 15,000,000 shares authorized, 2,959,600 issued and outstanding)	30	30
Additional paid-in capital	13,088	12,981
Common stock warrants	252	252
Accumulated deficit	(17,721)	(18,288)
Accumulated other comprehensive loss	(314)	—
Total Stockholders' Equity (Deficit)	(4,665)	(5,025)
Total Liabilities & Stockholders' Equity (Deficit)	$19,370	$17,144

The accompanying notes are an integral part of these consolidated financial statements.

GULFSTREAM INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2008	2009	2008	2009
Operating Revenues
Passenger revenue	$16,754	$12,946	$72,105	$46,713
Academy, charter and other revenue	4,312	6,579	11,268	20,087
Total Operating Revenues	21,066	19,525	83,373	66,800

Operating Expenses
Flight operations	2,824	3,815	10,211	10,642
Aircraft fuel	7,083	3,537	25,332	10,319
Maintenance	5,317	5,635	18,870	16,610
Passenger and traffic service	4,898	4,865	17,595	14,725
Aircraft rent	1,468	1,428	4,701	4,651
Promotion and sales	1,463	1,124	5,588	3,720
General and administrative	1,655	1,773	5,499	5,401
Depreciation and amortization	280	296	2,472	876
Impairment charge on assets held for sale	496	—	4,963	—

Total Operating Expenses	25,484	22,473	95,231	66,944

Operating profit (loss)	(4,418)	(2,948)	(11,858)	(144)

Non-operating (expense) income
Interest expense	(104)	(527)	(406)	(1,667)
Interest income	14	—	34	2
Other (expense) income	(11)	(54)	(23)	(169)
Total non-operating (expense) income	(101)	(581)	(395)	(1,834)

Profit (loss) before income tax provision (benefit)	(4,519)	(3,529)	(12,253)	(1,978)
Income tax provision (benefit)	(441)	—	(3,344)	(1,411)
Net profit (loss)	$(4,078)	$(3,529)	$(8,909)	$(567)

Net Income (Loss) per share:
Basic	(1.38)	$(1.19)	(3.01)	$(0.19)
Diluted	(1.38)	$(1.19)	(3.01)	$(0.25)

Shares used in calculating net income (loss) per share (in thousands):
Basic	2,959	2,959	2,956	2,959
Diluted	2,959	2,959	2,956	2,959

The accompanying notes are an integral part of these consolidated financial statements.

GULFSTREAM INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2008	2009
Cash flows from operating activities:
Net income (loss)	$(8,909)	$(567)
Adjustment to reconcile net income (loss) to net cash provided by (used in) operating activities:
Impairment charge on assets held for sale	4,963	—
Depreciation and amortization	2,594	876
Deferred income tax provision (benefit)	(3,344)	(1,411)
Amortization of deferred finance costs	—	901
Stock-based compensation	38	85
Write-off of unamortized overhaul costs	573	—
Amortization of warrant discount	8	195
Provision for bad debts	—	10
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	(206)	515
Decrease (increase) in expendable parts	(624)	23
Decrease (increase) in prepaid expense	76	92
Decrease ( increase) in due from affiliates	640	—
Decrease (increase) in other assets	(57)	(119)
Increase (decrease) in accounts payable & accrued exps.	(2,906)	424
Increase (decrease) in accounts payable - restructured	—	(564)
Increase (decrease) in deferred revenue	(9)	(233)
Increase (decrease) in engine return liability	(435)	(1,662)
Net cash provided by (used in) operating activities	(7,598)	(1,435)

Cash flows from (used in) investing activities:
Acquisition of property and equipment	(2,448)	(528)
Net Proceeds from sale of equipment	12,365	—
Net cash provided by (used in) investing activities	9,917	(528)

Cash flows from (used in) financing activities:
Proceeds from borrowings	6,100	—
Change in fair value of open fuel hedge contracts	—	314
Proceeds from issuance of common stock	858	—
Repayments of debt	(9,027)	(916)
Payment of debt issuance costs	(699)	—
Net cash provided by (used in) financing activities	(2,768)	(602)

Net increase (decrease) in cash and cash equivalents	(449)	(2,565)
Cash, beginning of period	3,938	3,215
Cash, end of period	$3,489	$650

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	330	353
Cash paid during the period for income taxes	—	—

Supplemental disclosure of non-cash investing and financing activities:
In accordance with EITF Issue No. 07-05, the Company reclassified warrants from equity to warrant liability at a fair value of $191,000.

The accompanying notes are an integral part of these consolidated financial statements.

GULFSTREAM INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2008 and 2009

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

Pursuant to a services agreement between Gulfstream and GAC dated August 8, 2003 and amended on March 14, 2006, Gulfstream may provide use of its aircraft, flight crews, the Gulfstream name, insurance, and service personnel, including passenger, ground handling, security, and administrative. Gulfstream also maintains the financial records for GAC.  Pursuant to the March 14, 2006 amended agreement, Gulfstream receives 75% of the operating profit generated by GAC. We have consolidated the results of GAC as a variable interest entity since January 1, 2008 pursuant to the requirements of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities.

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

(2)

ACCOUNTING PRONOUNCEMENTS

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC”) 105-10, Generally Accepted Accounting Principles – Overall (“ASC 105-10”). ASC 105-10 establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with Generally Accepted Accounting Principles in the United States (“U.S. GAAP”). Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. The Codification superseded all existing non-SEC accounting and reporting standards. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all authoritative literature related to a particular topic in one place. The adoption changed certain disclosure references to U.S. GAAP, but did not have any other impact on the Company’s financial statements. References made to FASB guidance throughout this document have been updated for the Codification.

GULFSTREAM INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the Nine Months Ended September 30, 2008 and 2009

(2)

ACCOUNTING PRONOUNCEMENTS (continued)

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS No. 167”). As of September 30, 2009, SFAS No. 167 has not been incorporated within the ASC. SFAS No. 167 amends FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” (FIN 46(R)) to require an enterprise to qualitatively assess the determination of the primary beneficiary of a variable interest entity (“VIE”) based on whether the entity (1) has the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (2) has the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. Also, SFAS No. 167 requires an ongoing reconsideration of the primary beneficiary, and amends the events that trigger a reassessment of whether an entity is a VIE. Enhanced disclosures are also required to provide information about an enterprise’s involvement in a VIE. This statement shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The Company is currently evaluating the impact that SFAS No. 167 will have on the Company’s financial statements upon its effectiveness.

In August 2009, the FASB issued Accounting Standards Update No. 2009-05 ("ASU 2009-05"), which clarified how to measure the fair value of liabilities in circumstances when a quoted price in an active market for the identical liability is not available. ASU 2009-05 is effective for the first reporting period beginning after the issuance of this standard. The Company expects to adopt ASU 2009-05 during the three months ended December 31, 2009 and is evaluating the impact that this adoption will have on its consolidated financial statements.

In October 2009, the FASB issued Accounting Standards Update No. 2009-13 ("ASU 2009-13"), which addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified beginning in fiscal years on or after June 15, 2010. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of this standard will have on its consolidated financial statements, if any.

Management does not believe that any other recently issued, but not yet effective, accounting standard if currently adopted would have a material effect on the accompanying financial statements.

Management, in accordance with guidance regarding subsequent events, has considered subsequent events through November 16, 2009.

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

In accordance with generally accepted accounting principles, the Company recognized a charge to earnings in the June 2009 quarter that did not have a material impact on the company’s financial position or results of operations.

GULFSTREAM INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the Nine Months Ended September 30, 2008 and 2009

(4)

INCOME TAXES

A valuation allowance offsets net deferred tax assets for which future realization is considered to be less likely than not. A valuation allowance is evaluated by considering all positive and negative evidence about whether the deferred tax assets will be realized. At the time of evaluation, the allowance can be either increased or reduced. A reduction could result in the complete elimination of the allowance, if positive evidence indicates that the value of the deferred tax assets is no longer impaired and the allowance is no longer required.

The Company's net deferred tax assets before valuation allowance as of September 30, 2009 totaled $6.8 million, most of which relates to net operating losses that expire in various years through 2028. The income tax benefit related to the pre-tax loss for the September 2009 quarter was $1.3 million, which increased the net deferred tax asset amount accordingly. The valuation allowance was also increased for the September 2009 quarter by $1.3 million. As a result, the reported provision (benefit) for income taxes for the September 2009 quarter was zero, and the net deferred tax asset amount of $3.4 million on the balance sheet remained unchanged from June 30, 2009. The Company increased the valuation allowance as of September 30, 2009 based on the uncertain economic environment presently existing.

(5)

LIQUIDITY AND CAPITAL RESOURCES

On September 19, 2008, the Company issued $5.1 million in secured debentures. For the quarter ended September 30, 2009, we were in violation of covenants to maintain a minimum quarterly EBITDA and a minimum cash balance. The lender granted a one-time waiver with respect to non-compliance with these financial covenants on November 13, 2009.

For the three and nine-month periods ended September 30, 2009, we generated less cash flow from operations than initially projected at the beginning of the year due to lower revenue and higher fuel costs than forecasted. Since October 2008, we have also repaid over $4.4 million of debt and restructured creditor obligations. We are presently seeking short-term financing to meet our near-term liquidity requirements and to allow sufficient time to increase our equity capital base to support long-term growth opportunities.

On October 7, 2009, we issued a subordinated note to a lender for $1.5 million that matures on January 15, 2010 and bears interest at 12%. On October 20, 2009, we converted a $1 million subordinated convertible debenture at a conversion price of $1.98 per share in return for the issuance of 505,061 shares of the company’s common stock. We are also presently negotiating a six-month deferral of up to $1.2 million of restructured creditor obligations due through December 31, 2009. In addition, we are negotiating an additional $2 million capital raise prior to December 31, 2009 in the form of either short-term debt or convertible preferred stock. These near-term financing transactions and payment deferrals are essential due to our current liquidity level and several additional factors, including a seasonal business slowdown that is typical in September and October, the ongoing risk posed by a relatively weak economy, the potential for continued volatility in the price of jet fuel, a negotiated settlement of the civil penalty proposed by the Federal Aviation Administration, and scheduled repayments of debt and restructured creditor obligations over the next two years.

We can make no assurance that our near-term efforts to improve liquidity or to obtain a longer-term growth-oriented equity financing will be completed successfully, or that alternative sources of capital will be available under terms acceptable to us, or at all. If an additional financing is not completed in the near-term, we would experience an immediate and significant liquidity shortfall, and would be unable to fund operations or meet our financial obligations.

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

GULFSTREAM INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the Nine Months Ended September 30, 2008 and 2009

(6)

EARNINGS PER SHARE (continued)

The computation of per share earnings for the three and nine-month period ended September 30, 2008 and 2009 is as follows and includes the effect of warrants issued by Gulfstream International Airlines, Inc. (“Subsidiary”), a subsidiary of the Company, and Convertible Debt issued by the Company:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2009	2008	2009

Net income (loss)	$(4,078,000)	$(3,530,000)	$(8,909,000)	$(567,000)
Effect of assumed interest on convertible debt	—		—
Effect of Subsidiary warrants	—	—	—	(183,668)
Net income (loss) — diluted	$(4,078,000)	$(3,530,000)	$(8,909,000)	$(750,668)

Weighted average of shares outstanding — basic	2,955,093	2,959,600	2,956,000	2,959,600
Weighted average of shares outstanding — diluted	2,955,093	2,959,600	2,956,000	2,959,600

Earnings (loss) per common share:
Basic	$(1.38)	$(1.19)	$(3.01)	$(0.19)
Diluted	$(1.38)	$(1.19)	$(3.01)	$(0.25)

The effect on net income of the Subsidiary warrants is calculated in accordance with SFAS No. 128 “Earnings per Share”, paragraph 62(a) as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2008		2009		2008		2009
Earnings Per Share of Subsidiary:
Net income (loss)	$(4,182,000)		$(2,802,221)		$(11,740,000)		$520,000
Add: management fees charged by the Parent			—		97,000		—
Add: Subsidiary's portion of consolidated tax benefit (provision)	404,000		1,415,311		3,075,000		1,500,314
Adjusted net income	$(3,778,000)		(1,386,910)		(8,568,000)		2,020,314

Basic weighted average shares	19,575,000		19,575,000		19,575,000		19,575,000
Dilutive effect of warrants (1)	—	(1)	—	(1)	—	(1)	1,957,333
Diluted weighted average shares	19,575,000		19,575,000		19,575,000		21,532,533

Earnings per common share:
Basic	$(0.19)		$(0.07)		$(0.44)		$0.10
Diluted	$(0.19)		$(0.07)		$(0.44)		$0.09

Effect on Net Income of Subsidiary Warrants:
Proportionate share of Subsidiary income included in basic earnings per share (2)	$(3,778,000)		$(1,386,910)		$(4,790,000)		$2,020,314
Proportionate share of Subsidiary income included in diluted earnings per share (3)	(3,778,000)		(1,386,910)		(4,790,000)		1,836,646
Difference	$—		$—		$—		$183,668

———————

(1)

For the periods indicated above, there were 1,957,533 warrants that have been excluded from the Subsidiary weighted average shares outstanding because the effect on earnings (loss) per share would have been anti-dilutive.

(2)

Calculated as the number of Subsidiary outstanding shares times Subsidiary basic earnings per share

(3)

Calculated as the number of Subsidiary outstanding shares times Subsidiary diluted earnings per share

For the three and nine months ended September 30, 2009, 333,333 shares attributable to warrants were excluded from the calculation of earnings per share, because their effect would be anti-dilutive.

GULFSTREAM INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the Nine Months Ended September 30, 2008 and 2009

(7)

SEGMENTS

The Company has two reportable segments: the airline and charter operation and the flight academy. The accounting policies of the business segments are the same and are described in Note (1) of the Company’s Form 10-K for the year ended December 31, 2008 as filed with the Securities and Exchange Commission. Although the reportable segments are business units that offer different services and are managed separately, their activities are highly integrated. Virtually all of the Company’s consolidated capital expenditures, depreciation and amortization, and interest expense are attributable to the Airline and Charter business segment. Financial information for the three and nine-month periods ended September 30, 2008 and 2009 by business segment is as follows (in thousands):

Three Months Ended September 30, 2009	Airline and Charter	Flight Academy	Parent	Intercompany Eliminations	Total
Operating revenues	$19,324	$643	$—	$(442)	$19,525
Operating expenses	22,140	606	169	(442)	22,473
Income from operations	$(2,816)	$37	$(169)	$—	$(2,948)
Net income	$(2,861)	$51	$(718)	$—	$(3,529)
Depreciation and amortization	$293	$3	$—	$—	$296
Interest expense	42	—	485	—	527
Interest income	––	—	—	—	(4)
Income tax expense (benefit)	—	—	—	—	—
Capital expenditures	94	—	—	—	94
Total assets	$19,090	$3,007	$14,763	$(19,715)	$17,144

Three Months Ended September 30, 2008	Airline and Charter	Flight Academy	Parent	Intercompany Eliminations	Total
Operating revenues	$20,851	$570	$—	$(355)	$21,066
Operating expenses	25,038	699	102	(355)	25,484
Income from Operations	$(4,187)	$(129)	$(102)	$—	$(4,418)
Net income	$(4,231)	$(116)	$269	$—	$(4,078)
Depreciation and amortization	$278	$3	$—	$—	$281
Interest expense	49	—	55	—	104
Interest income	14	—	—	—	14
Income tax expense (benefit)	—	—	(441)	—	(441)
Capital expenditures	125	4	—	—	129
Total assets	$11,619	$5,584	$20,818	$(12,850)	$25,171

Nine Months Ended September 30, 2009	Airline and Charter	Flight Academy	Parent	Intercompany Eliminations	Total
Operating revenues	$66,276	$1,511	$—	$(987)	$66,800
Operating expenses	65,705	1,712	514	(987)	$66,944
Income from operations	$571	$(201)	$(514)	$—	$(144)
Net income	$353	$(153)	$(766)	$—	$(567)
Depreciation and amortization	$867	$9		$—	$876
Interest expense	217	1	1,450	—	1,667
Interest income	2	—		—	2
Income tax expense (benefit)			(1,411)	—	(1,411)
Capital expenditures	403	—	—	—	403
Total assets	$19,090	$3,007	$14,763	$(19,715)	$17,144

GULFSTREAM INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the Nine Months Ended September 30, 2008 and 2009

Nine Months Ended September 30, 2008	Airline and Charter	Flight Academy	Parent	Intercompany Eliminations	Total
Operating revenues	$82,389	$2,368	$97	$(1,481)	$83,373
Operating expenses	93,845	2,529	338	(1,481)	95,231
Income from Operations	$(11,456)	$(161)	$(241)	$—	$(11,858)
Net income	$(11,836)	$(106)	$3,033	$—	$(8,909)
Depreciation and amortization	$2,463	$9	$—	$—	$2,472
Interest expense	351	—	55	—	406
Interest income	34	—	—	—	34
Income tax expense (benefit)	—	—	(3,344)	—	(3,344)
Capital expenditures	1,198	8	—	—	1,206
Total assets	$11,619	$5,584	$20,818	$(12,850)	$25,171

(8)

SUBSEQUENT EVENTS

Issuance of Promissory Note

On October 7, 2009, we consummated a Note Purchase Agreement (the “Purchase Agreement”) with Gulfstream Funding II, LLC (the “Lender”) pursuant to which the Lender agreed to make subordinated loans to us in the maximum principal amount of $1,500,000, as evidenced by our $1,500,000 12% subordinated promissory note due January 15, 2010 (the “Note”) which we issued to the Lender. We intend to utilize the funds obtained from the subordinated loans for working capital or other general corporate purposes. As of the date hereof, the Lender advanced $1,453,100 to us under the Purchase Agreement and the Note.

The Note pays interest at a rate of 12% per annum. The outstanding principal amount of the Note and all accrued and unpaid interest thereon shall be repaid by us to the Lender on or prior to January 15, 2010. Notwithstanding the foregoing, the payment of principal and interest on the Note and other amounts from time to time payable under the Note is subject and subordinated to principal, interest and other obligations owed to holders of our senior indebtedness.

Conversion of Subordinated Convertible Debenture

On October 20, 2009, at the 2009 Annual Meeting of shareholders, the Company’s shareholders approved a reduction in the conversion price to $1.98 from $3.00 relating to the $1 million Subordinated Convertible Debenture held by Gulfstream Funding I. The conversion of the debenture to equity was effective on October 20, 2009 and will result in the issuance of 505,061 shares of the company’s common stock on October 20, 2009.

Authorization of Preferred Stock

On October 20, 2009, at the 2009 Annual Meeting of shareholders, the Company’s shareholders approved the amendment of the Company’s Certificate of Incorporation to authorize the issuance of up to 5,000,000 shares of preferred stock; and approved the potential issuance of up to 1,500,000 shares of preferred stock, which may be convertible into shares of common stock at a price per share not less than 75% of the greater of the market price or book value per share.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q, including the sections entitled “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements. These statements relate to, among other things:

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

•

our estimates regarding our capital requirements; and

•

any of our other plans, objectives, expectations and intentions contained in this report that are not historical facts.

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

•

changes in our relationships with employees, code share partners or key vendors;

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

•

a weakened economic environment;

•

securing capital to improve liquidity and fund growth opportunities; and

•

securing cost-effective maintenance resources, as the average age of our aircraft fleet increases.

Current Developments

For the three and nine-month periods ended September 30, 2009, we generated less cash flow from operations than initially projected at the beginning of the year due to lower revenue and higher fuel costs than forecasted. Since October 2008, we have also repaid over $4.4 million of debt and restructured creditor obligations. We are presently seeking short-term financing to meet our near-term liquidity requirements and to allow sufficient time to increase our equity capital base to support long-term growth opportunities.

On October 7, 2009, we issued a subordinated note to a lender for $1.5 million that matures on January 15, 2010 and bears interest at 12%. On October 20, 2009, we converted a $1 million subordinated convertible debenture at a conversion price of $1.98 per share in return for the issuance of 505,061 shares of the company’s common stock. We are also presently negotiating a six-month deferral of $1.2 million of restructured creditor obligations due through December 31, 2009. In addition, we are negotiating an additional $2 million capital raise prior to December 31, 2009 in the form of either short-term debt or convertible preferred stock. These near-term financing transactions and payment deferrals are essential due to our current liquidity level and several additional factors, including a seasonal business slowdown that is typical in September and October, the ongoing risk posed by a relatively weak economy, the potential for continued volatility in the price of jet fuel, a negotiated settlement of the civil penalty proposed by the Federal Aviation Administration, and scheduled repayments of debt and restructured creditor obligations over the next two years.

We can make no assurance that our near-term efforts to improve liquidity or to obtain a longer-term growth-oriented equity financing will be completed successfully, or that alternative sources of capital will be available under terms acceptable to us, or at all. If an additional financing is not completed in the near-term, we would experience an immediate and significant liquidity shortfall, and would be unable to fund operations or meet our financial obligations.

Results of Operations

Comparative Results for the Three and Nine-Month Periods Ended September 30, 2008 and 2009

The following table sets forth our financial results (unaudited) for the three and nine-month periods ended September 30, 2008 and 2009:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2008	2009	% Change	2008	2009	% Change
	(In thousands)			(In thousands)
Revenue
Airline passenger revenue	$16,753	$12,946	-23%	$72,105	$46,713	-35%
Essential air service revenue	426	2,087	390%	426	6,192	1354%
Academy, charter and other revenue	3,887	4,492	16%	10,842	13,895	28%
Total Revenue	21,066	19,525	-7%	83,373	66,800	-20%

Operating Expenses
Flight operations	2,792	3,815	37%	10,043	10,642	6%
Aircraft fuel	7,083	3,537	-50%	25,332	10,319	-59%
Aircraft rent	1,498	1,428	-5%	4,869	4,651	-4%
Maintenance	5,317	5,635	6%	18,870	16,610	-12%
Passenger service	4,897	4,865	-1%	17,595	14,725	-16%
Promotion & sales	1,464	1,124	-23%	5,588	3,720	-33%
General and administrative	1,656	1,773	7%	5,499	5,401	-2%
Depreciation and amortization	281	296	5%	2,472	876	-65%
Impairment charge on assets held for sale	496	—	NM	4,963	—	NM
Operating Expenses	25,484	22,473	-11.8%	95,231	66,944	-29.7%

Income (loss) from operations	(4,418)	(2,948)	NM	(11,858)	(144)	NM

Non-Operating Income and (Expense)
Interest (expense)	(104)	(527)	407%	(406)	(1,672)	312%
Interest income	14	—	-100%	34	7	-79%
Other income (expense)	(11)	(54)	391%	(23)	(169)	635%
Non-Operating Income and (Expense)	(101)	(581)	475%	(395)	(1,834)	364%
Income (loss) before taxes	(4,519)	(3,529)	-22%	(12,253)	(1,978)	-84%
Provision (benefit) for income taxes	(441)	—	-100%	(3,344)	(1,411)	-58%
Net income (loss)	$(4,078)	$(3,529)	-13%	$(8,909)	$(567)	-94%

The following table sets forth our major operational statistics and the percentage-of-change for the three and nine-month periods ended September 30, 2008 and 2009:

	Three Months Ended September 30,			Nine Months Ended September, 30,
	2008	2009	% Change	2008	2009	% Change
Operating Statistics :
Available seat miles (000's) (1)	42,085	40,742	-3%	185,885	124,630	-33%
Revenue passenger miles (000's) (2)	23,399	19,860	-15%	104,005	69,271	-33%
Revenue passengers carried	116,520	92,258	-21%	520,819	320,187	-39%
Departures flown	10,862	10,572	-3%	45,667	32,224	-29%
Passenger load factor (3)	55.6%	48.7%	-12%	56.0%	55.6%	-1%
Average yield per revenue passenger mile (4)	$0.72	$0.65	-9%	$0.69	$0.67	-3%
Revenue per available seat miles (5)	$0.40	$0.32	-20%	$0.39	$0.37	-3%
Operating costs per available seat mile (6)	$0.59	$0.54	-9%	$0.50	$0.52	5%
Fuel cost per available passenger miles (9)	$0.17	$0.09	-48%	$0.14	$0.08	-39%
Average passenger fare (7)	$143.78	$140.32	-2%	$138.45	$145.89	5%
Average passenger trip length (miles) (8)	201	215	7%	200	216	8%
Fuel cost per gallon (incl taxes)	4.02	2.17	-46%	3.49	1.91	-45%

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

9.

“Fuel cost per available passenger miles” fuel expense divided by available seat miles.

Net Income and Operating Income

Consolidated net loss for the three-month periods ended September 30, 2009 and 2008 was $3.5 million and $4.1 million, respectively. Consolidated net loss for the nine-month period ended September 30, 2009 was $0.6 million, compared to a net loss of $8.9 million for the comparable period in 2008.

Operating loss for the three and nine-month periods ended September 30, 2009 was $2.9 million and $144,000, respectively, compared to operating loss of $4.4 million and $11.9 million, respectively, for the comparable periods in 2008. The year-over-year improvement in operating results for both the three and nine-month periods was primarily attributable to lower fuel prices, and to a lesser degree, revenue initiatives, capacity reductions and cost controls compared to last year. Additionally, for the nine-month period ended September 30, 2008, the Company incurred a charge of $5.0 million related to loss on the sale of its fleet of eight Embraer aircraft. The following table identifies the operating profit contributions from each of our respective operating components:

	Three Months Ended September 30		Nine Months Ended September 30
(In thousands)	2008	2009	2008	2009
Airline and charter	$(3,331)	$(1,817)	$(8,726)	$3,746
Academy	(127)	39	(153)	(192)
Total income (loss) from operations	(3,458)	(1,778)	(8,879)	3,554
Less: General and administrative	960	1,170	2,979	3,698
Consolidated income (loss) from operations	$(4,418)	$(2,948)	$(11,858)	$(144)

Revenues.

Total revenue declined 7.3% to $19.5 million and 19.9% to $66.8 million for the three and nine-month periods ended September 30, 2009, respectively, compared to the comparable 2008 periods. The following table identifies the revenue contribution from each of our respective operating components:

	Three Months Ended September 30			Nine Months Ended September 30
(In thousands)	2008	2009	% Change	2008	2009	% Change
Revenue
Airline passenger revenue	$16,753	$12,946	-22.7%	$72,105	$46,713	-35.2%
Essential Air Service	426	2,087	389.9%	426	6,192	1353.5%
Charter and other revenue	1,436	1,205	-16.1%	3,653	4,775	30.7%
Cuba charter	2,236	3,087	38.1%	6,206	8,596	38.5%
Academy	569	642	12.8%	2,367	1,511	-36.2%
Intercompany revenue elimination	(354)	(442)	24.9%	(1,384)	(987)	-28.7%
Total Revenue	$21,066	$19,525	-7.3%	$83,373	$66,800	-19.9%

Airline Passenger Revenue. Airline passenger revenue for the three and nine-month periods ended September 30, 2009 declined 22.7% and 35.2% to $12.9 and $46.7 million, respectively, from the comparable periods in 2008. Unit revenue, or revenue per available seat mile, for the three and nine-month periods ended September 30, 2009 declined 20.2% and 3.4%, respectively, from the comparable periods in 2008. The passenger revenue declines during the third quarter compared to the same period last year are primarily due to lower traffic and lower yields per revenue passenger mile. The passenger revenue declines on a year-to-date basis are primarily due to capacity reductions implemented in October 2008 to align capacity more closely with declining demand due to a weakening economy.

The decline in airline passenger revenue was partially offset by $2.1 million and $6.2 million of Essential Air Service revenue for the three and nine-month periods ended September 30, 2009 from the Department of Transportation as we initiated five new routes from Continental Airline’s Cleveland hub in October 2008.

Charter and Other Revenue. Charter and other revenue increased 30.7% to $4.8 million for the nine-month period ended September 30, 2009 compared to the comparable period last year due primarily to initiating additional excess baggage charges during 2008. Charter and other revenue decreased 16.1% to $1.2 million for the three-month period ended September 30, 2009 compared to the comparable period last year due primarily to lower charter revenue due to the weaker economy.

Cuba Charter. Revenue from the Cuba charter operation increased 38.1% to $3.1 million and 38.5% to $8.6 million for the three and nine-month periods ended September 30, 2009, respectively, compared to the same periods last year due to the relaxation of travel restrictions for Cuban Americans by the U.S. Government.

Academy Revenue. Academy revenue increased 12.8% to $642,000 for the three-month period ended September 30, 2009 compared to the same period last year. However, Academy revenue declined 36.2% to $1.5 million for the nine-month period ended September 30, 2009 compared to the same period last year. The decrease was due to lower pilot attrition rates at the Airline that resulted in a decline in intercompany revenue charged to Gulfstream for pilot training , as well as fewer commercial pilot students due to a contraction of demand for pilots within the airline industry.

Airline Operating Expenses The following tables present Gulfstream’s operating expenses, before elimination of intercompany expenses, for the three and nine-month periods ended September 30, 2008 and 2009:

	Three Months Ended September 30,			Percentage of Airline Revenue
(In thousands)	2008	2009	Percent Change	2008	2009

Flight operations	$3,146	$4,257	35.3%	15.3%	22.5%
Aircraft fuel	7,083	3,537	-50.1%	34.6%	18.7%
Aircraft rent	1,498	1,428	-4.7%	7.3%	7.6%
Maintenance	5,317	5,635	6.0%	25.9%	29.8%
Passenger service	4,897	4,865	-0.7%	23.9%	25.8%
Promotion & sales	1,464	1,124	-23.2%	7.1%	6.0%
Depreciation and amortization	281	296	5.3%	1.4%	1.6%
Impairment charge on assets held for sale	496	—	NM	2.4%	0.0%
Total	$24,182	$21,142	-12.6%	118.0%	112.0%

	Nine Months Ended September 30,			Percentage of Airline Revenue
(In thousands)	2008	2009	Percent Change	2008	2009

Flight operations	$11,427	$11,629	1.8%	%	17.8%
Aircraft fuel	25,332	10,319	-59.3%	31.3%	15.8%
Aircraft rent	4,869	4,651	-4.5%	6.0%	7.1%
Maintenance	18,870	16,610	-12.0%	23.3%	25.4%
Passenger service	17,595	14,725	-16.3%	21.7%	22.6%
Promotion & sales	5,588	3,720	-33.4%	6.9%	5.7%
Depreciation and amortization	2,472	876	-64.6%	3.1%	1.3%
Impairment charge on assets held for sale	4,963	—	NM	6.1%	0.0%
Total	$91,116	$62,530	-31.4%	112.5%	95.8%

Flight Operations. Major components of flight operations expense include salaries for pilots, flight attendants and other operations personnel, pilot training expenses and wet-lease (aircraft, crews, and fuel) costs for additional charter capacity. Flight operations expenses increased 35.3% to $4.3 million for the three-month period ended September 30, 2009 compared to the same period last year due primarily to increased wet-lease costs associated with increases in our Cuba charter business. Flight operations expenses increased 1.8% to $11.6 million for the nine-month period ended September 30, 2009 compared to the same period last year as increased wet-lease costs associated with increases in our Cuba charter business were largely offset by lower expenses due to capacity reductions implemented in the second half of 2008.

Aircraft Fuel. The average price per gallon for jet fuel for the nine months ended September 30, was $1.91 ($2.00 including the effect of fuel hedges), compared to $3.49 for the nine months ended September 30, 2008. Fuel declined as a percent of airline revenue to 15.8% for the nine months ended September 30, 2009 from 31.3% during the comparable period last year. Fuel expense for the nine months ended September 30, 2009 included $337,000 to settle unfavorable fuel hedge contracts that terminated in February 2009.

Aircraft Rent. Aircraft rent is related to the lease costs associated with our 23 Beech 1900D aircraft. Aircraft rent for the March 2009 quarter included an additional expense of $203,000 associated with a lease provision obligating the Company to repay past aircraft rent concessions, if future jet fuel prices declined below a certain threshold. The maximum cumulative adjustment of this lease provision was $312,000, all of which has been recognized as of September 30, 2009. Aircraft rent expense for the nine months ended September 30, 2008 included lease expense for 27 aircraft, four of which were returned to the lessor in August 2008.

Maintenance. Major components of maintenance expense include salaries and wages, repair parts and materials, and expenses incurred from third party service providers required to maintain our aircraft engines. Maintenance expense increased 6.0% to $5.6 million for the three-month period ended September 30, 2009 compared to the same period last year. The increase in maintenance and repairs expense in the three-month period ended September 30, 2009 was primarily attributable to additional maintenance expenses associated with the Cleveland hub, which began operation in October 2008; additional unplanned engine overhaul events; and expenses associated with enhanced maintenance operations.

For the nine-month period ended September 30, 2009, maintenance expense declined 12.0% to $16.6 million compared to the same period last year. The decrease in maintenance and repairs expense in the nine-month period ended September 30, 2009 was primarily attributable to year-over-year capacity reductions, offset by additional maintenance expenses for the Cleveland hub, which began operation in October 2008.

Passenger Service. Major components of passenger service expense include ground handling services, airport counter and gate rentals, wages paid to airport employees, passenger liability insurance, security and miscellaneous passenger-related expenses. Passenger service expense decreased 0.7% to $4.9 million for the three-month period ended September 30, 2009 compared to the same period last year and was primarily attributable to reduced flights at certain higher-cost airports, as well as lower interrupted trip expenses compared to the same period last year. These lower expenses were mostly offset by higher passenger service costs in Havana for our Cuba charter operation.

Passenger service expense decreased 16.3% to $14.7 for the nine-month period ended September 30, 2009, compared to the same period last year. Most of the decrease in passenger service expense for the nine-month period ended September 30, 2009 was attributable to year-over-year capacity reductions compared to the same periods last year.

Promotion and Sales. Major components of promotion and sales expense include credit card and travel agent commissions, frequent flyer program costs and reservation system fees. Promotion and sales expense declined 23.2% to $1.1 million for the three-month period ended September 30, 2009 compared to the same period last year, and were due primarily to a decline in passengers compared to the same period last year of 20.8%. Promotion and sales expense declined 33.4% to $3.7 million for the nine-month period ended September 30, 2009 compared to the same period last year due primarily to a capacity reduction from last year of 33.0% and a passenger decline of 38.5%.

Depreciation and amortization expense. Depreciation and amortization expense decreased to $0.9 million for the nine months ended September 30, 2009 from $2.5 million for the same period last year. This decrease was primarily due to the sale of our fleet of eight Embraer aircraft during the third quarter of 2008.

General and Administrative and Academy Operating Expense. Our consolidated general and administrative expenses include the expenses of the Academy, as set forth in the following table:

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2008	2009	Percent Change	2008	2009	Percent Change
General and administrative expenses	$960	$1,170	21.9%	$2,979	$3,698	24.1%
Academy expenses	696	603	-13.4%	2,520	1,703	-32.4%
Consolidated general and administrative	$1,656	$1,773	7.1%	$5,499	$5,401	-1.8%

General and administrative expenses, excluding Academy expenses, increased 21.9% to $1.2 million and 24.1% to $3.7 million for the three and nine-month periods ended September 30, 2009, respectively, compared to the same periods last year. Most of these increases were attributable to public-company expenses, including Sarbanes-Oxley compliance, and the recognition of a loss contingency related to an FAA proposed civil penalty, as well as related expenses for legal and consulting services.

Academy expenses decreased by 13.4% to $0.6 million and 32.4% to $1.7 million for the three and nine-month periods ended September 30, 2009, respectively, compared to the same periods last year, primarily due to lower expenses associated with fewer students.

Non-Operating Income and Expense

Interest expense increased to $527,000 and $1,672,000 for the three and nine-month periods ended September 30, 2009, respectively, compared to $104,000 and $406,000, respectively, for the comparable periods last year. The increases were primarily due to interest expense and debt discount and issuance expenses related to the $6.1 million of debentures issued in September 2008. In addition, other non-operating expense of $54,000 and $168,000 for the three and nine-month periods ended September 30, 2009 were due to amortization of the discount associated with the related derivative warrant liability.

Income Taxes

The Company's net deferred tax assets before valuation allowance as of September 30, 2009 totaled $6.8 million, most of which relates to net operating losses that expire in various years through 2028. The income tax benefit related to the pre-tax loss for the September 2009 quarter was $1.3 million, which increased the net deferred tax asset amount accordingly. The valuation allowance was also increased for the September 2009 quarter by $1.3 million. As a result, the reported provision (benefit) for income taxes for the September 2009 quarter was zero, and the net deferred tax asset amount of $3.4 million on the balance sheet remained unchanged from June 30, 2009. The Company increased the valuation allowance as of September 30, 2009 based on the uncertain economic environment presently existing.

Liquidity and Capital Resources

Overview

Liquidity refers to the liquid financial assets available to fund our business operations and near-term obligations. These liquid financial assets consist of cash as well as short-term investments. As of September 30, 2009, our cash and cash equivalents balance was $650,000, and we had a negative working capital of $10.4 million. As of September 30, 2008, our cash and cash equivalents balance was $3.5 million, and we had a negative working capital of $10.0 million.

For the three and nine-month periods ended September 30, 2009, we generated less cash flow from operations than initially projected at the beginning of the year due to lower revenue and higher fuel costs than forecasted. Since October 2008, we have also repaid over $4.4 million of debt and restructured creditor obligations. We are presently seeking short-term financing to meet our near-term liquidity requirements and to allow sufficient time to increase our equity capital base to support long-term growth opportunities.

On October 7, 2009, we issued a subordinated note to a lender for $1.5 million that matures on January 15, 2010 and bears interest at 12%. On October 20, 2009, we converted a $1 million subordinated convertible debenture at a conversion price of $1.98 per share in return for the issuance of 505,061 shares of the company’s common stock. We are also presently negotiating a six-month deferral of $1.2 million of restructured creditor obligations due through December 31, 2009. In addition, we are negotiating an additional $2 million capital raise prior to December 31, 2009 in the form of either short-term debt or convertible preferred stock. These near-term financing transactions and payment deferrals are essential due to our current liquidity level and several additional factors, including a seasonal business slowdown that is typical in September and October, the ongoing risk posed by a relatively weak economy, the potential for continued volatility in the price of jet fuel, a negotiated settlement of the civil penalty proposed by the Federal Aviation Administration, and scheduled repayments of debt and restructured creditor obligations over the next two years.

We can make no assurance that our near-term efforts to improve liquidity or to obtain a longer-term growth-oriented equity financing will be completed successfully, or that alternative sources of capital will be available under terms acceptable to us, or at all. If an additional financing is not completed in the near-term, we would experience an immediate and significant liquidity shortfall, and would be unable to fund operations or meet our financial obligations.

The following table summarizes key cash flow information for the nine months ended September 30, 2008 and 2009:

	Nine Months Ended September 30,
Cash Flow Data:	2008	2009
	(in thousands)
Cash Flow Provided by (used in):
Operating Activities	$(8,297)	$(1,435)
Investing Activities	9,917	(528)
Financing Activities	(2,069)	(602)
Net increase (decrease) in cash and cash equivalents	$(449)	$(2,565)

Operating activities

Cash used in operating activities was $1.4 million for the nine months ended September 30, 2009. During this period, cash was used primarily for payments of debt and to creditors for restructured obligations that reduced our accounts payable - restructured by $0.6 million and our engine return liability by $1.7 million.

Cash used in operating activities was $8.3 million for the nine months ended September 30, 2008. During this period, cash was used primarily to fund operating losses, which were significantly impacted by substantial increases in jet fuel costs and increased maintenance expenses related primarily to our fleet of eight Embraer Brasilia aircraft.

Investing activities

Cash used in investing activities for the nine months ended September 30, 2009 was $0.5 million and was primarily due to acquisition of aircraft equipment.

Cash provided by investing activities for the nine months ended September 30, 2008 was $9.9 million and resulted from the sale of our fleet of eight Embraer Brasilia aircraft during the third quarter of 2008.

Financing activities

Cash used in financing activities for the nine months ended September 30, 2009 was primarily related to repayments of debt.

Cash provided by financing activities for the nine months ended September 30, 2008 included $6.1 million of face value from the issuance of debentures, and $0.9 million of net proceeds from the sale to the underwriter of over-allotment shares associated with our initial public offering in December 2007, which were more than offset by debt repayments of $8.7 million, including aircraft financing for aircraft sold in 2008.

Debt and Other Contractual Obligations

On September 19, 2008, the Company issued $5.1 million in secured debentures. For the quarter ended September 30, 2009, we were in violation of the covenant to maintain a minimum quarterly EBITDA. The lender granted a one-time waiver with respect to non-compliance with this financial covenant on November 13, 2009.

On October 7, 2009, we consummated a Note Purchase Agreement (the “Purchase Agreement”) with Gulfstream Funding II, LLC (the “Lender”) pursuant to which the Lender agreed to make subordinated loans to us in the maximum principal amount of $1,500,000, as evidenced by our $1,500,000 12% subordinated promissory note due January 15, 2010 (the “Note”) which we issued to the Lender. We intend to utilize the funds obtained from the subordinated loans for working capital or other general corporate purposes.

The Note pays interest at a rate of 12% per annum. The outstanding principal amount of the Note and all accrued and unpaid interest thereon shall be repaid by us to the Lender on or prior to January 15, 2010. Notwithstanding the foregoing, the payment of principal and interest on the Note and other amounts from time to time payable under the Note is subject and subordinated to principal, interest and other obligations owed to holders of our senior indebtedness.

On October 20, 2009, at the 2009 Annual Meeting of shareholders, the Company’s shareholders approved a reduction in the conversion price to $1.98 from $3.00 relating to the $1 million Subordinated Convertible Debenture held by Gulfstream Funding I. The conversion of the debenture to equity was effective on October 20, 2009 and will result in the issuance of 505,061 shares of the company’s common stock on October 20, 2009.

We perform our airplane maintenance and repairs primarily at our maintenance hangar located at Hollywood-Fort Lauderdale Airport. The lease on our Fort Lauderdale facility was renewed for a one-year term and is currently set to expire on May 31, 2010. It is expected that a longer-term lease will be executed later this year.

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital expenditures.

Seasonality

Gulfstream’s business is subject to substantial seasonality, primarily due to leisure and holiday travel patterns, particularly in the Bahamas. We experience the strongest demand from February to July, and the weakest demand from August to December, during which period we typically incur operating losses. As a result, our operating results for a quarterly period are not necessarily indicative of operating results for an entire year, and historical operating results are not necessarily indicative of future operating results.

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

ITEM 4T.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer (principal financial officer) as appropriate, to allow timely decisions regarding required disclosure. During the quarter ended September 30, 2009 we carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the 1934 Act. Based on this evaluation, management concluded that our disclosure controls and procedures were effective as of September 30, 2009.

Limitations on Effectiveness of Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer (principal financial officer), does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include, but are not limited to, the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Changes in Internal Controls

During the fiscal quarter ended September 30, 2009, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

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

In January 2006, a former salesman of the Academy formed a business that the Company believes competes directly with the Academy for student pilots. Thereafter, the former President of the Academy resigned his position at the Academy and the Company believes he became affiliated with the alleged competing business. The Academy has initiated a lawsuit against these former employees, alleging violation of non-competition and fiduciary obligations. The defendants, including the Academy’s former President, subsequently filed a counterclaim against the Academy based upon lost earnings and breach of contract. The case is scheduled to go to trial later in January 2010.

From time to time, we are a party to litigation or other legal proceedings that we consider to be a part of the ordinary course of our business. We are not involved currently in legal proceedings that could reasonably be expected to have a material adverse effect on our business, prospects, financial condition or results of operations. We may become involved in material legal proceedings in the future.

ITEM 1A.

RISK FACTORS

Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the Year Ended December 31, 2008 includes a detailed discussion of risks and uncertainties which could adversely affect our future results. There were no material changes during the nine months ended September 30, 2009 to the risk factors in our Annual Report on Form 10-K for the Year Ended December 31, 2008, except for the addition of the following risk factors:

We may not be able to maintain adequate liquidity.

For the three and nine-month periods ended September 30, 2009, we generated less cash flow from operations than initially projected at the beginning of the year due to lower revenue and higher fuel costs than forecasted. Since October 2008, we have also repaid over $4.4 million of debt and restructured creditor obligations. We are presently seeking short-term financing to meet our near-term liquidity requirements and to allow sufficient time to increase our equity capital base to support long-term growth opportunities.

On October 7, 2009, we issued a subordinated note to a lender for $1.5 million that matures on January 15, 2010 and bears interest at 12%. On October 20, 2009, we converted a $1 million subordinated convertible debenture at a conversion price of $1.98 per share in return for the issuance of 505,061 shares of the company’s common stock. We are also presently negotiating a six-month deferral of $1.2 million of restructured creditor obligations due through December 31, 2009. In addition, we are negotiating an additional $2 million capital raise prior to December 31, 2009 in the form of either short-term debt or convertible preferred stock. These near-term financing transactions and payment deferrals are essential due to our current liquidity level and several additional factors, including a seasonal business slowdown that is typical in September and October, the ongoing risk posed by a relatively weak economy, the potential for continued volatility in the price of jet fuel, a negotiated settlement of the civil penalty proposed by the Federal Aviation Administration, and scheduled repayments of debt and restructured creditor obligations over the next two years.

We can make no assurance that our near-term efforts to improve liquidity or to obtain a longer-term growth-oriented equity financing will be completed successfully, or that alternative sources of capital will be available under terms acceptable to us, or at all. If an additional financing is not completed in the near-term, we would experience an immediate and significant liquidity shortfall, and would be unable to fund operations or meet our financial obligations.

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

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

 ITEM 3.

DEFAULTS ON SENIOR SECURITIES

None.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our 2009 Annual Meeting of Stockholders was held on October 20, 2009 in Fort Lauderdale, Florida at 11:00 a.m. local time.

There were present in person or by proxy 2,333,152 shares of our common stock, of a total of 2,959,600 shares of common stock entitled to vote as of the record date of September 8, 2009.

The number of shares voted in favor of the election of the following nominees for director is set forth opposite each nominee’s name:

Nominee	Number of Shares

Thomas A. McFall	2,310,952
David F. Hackett	2,314,818
Gary P. Arnold	2,314,743
Gary L. Fishman	2,314,952
Barry S. Lutin	2,314,943
Richard R. Schreiber	2,314,743

The following six additional proposals were presented to our shareholders and adopted:

The proposal to amend the Company's Stock Incentive Plan to increase the number of shares of common stock that may be issued under the plan from 350,000 to 650,000 received 2,167,483 votes in favor.

The proposal to amend the Company's certificate of incorporation to authorize the issuance of up to 5,000,000 shares of preferred stock received 2,250,503 votes in favor.

The proposal to authorize the potential issuance of up to 1,500,000 shares of preferred stock which may be convertible into shares of common stock at a price per share not less than 75% of the greater of the market price or book value per share received 2,229,358 votes in favor.

The proposal to ratify the issuance of the junior subordinated debenture, which is convertible into common stock at a price of $3.00 per share, received 2,239,578 votes in favor.

The proposal to approve a reduction in the price at which the outstanding junior subordinated debenture is convertible into common stock from $3.00 per share to $1.98 per share received 2,225,433 votes in favor.

The proposal to appoint Cherry, Bekaert & Holland, L.L.P as the Company's independent auditors for 2009 received 2,307,652 votes in favor.

ITEM 5.

OTHER INFORMATION

None.

 ITEM 6.

EXHIBITS

The exhibits listed below are required by Item 601 of Regulation S-K. Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-Q has been identified.

Exhibit No.	Exhibit Name

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 16, 2009	GULFSTREAM INTERNATIONAL GROUP, INC.

/s/ David F. Hackett
David F. Hackett
Chief Executive Officer (Principal Executive Officer)