Form 10-K
period 2009-12-31
GULFSTREAM INTERNATIONAL GROUP INC
filed 2010-04-15
CIK 1405419

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

☐        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

Commission File Number: 001-33884

GULFSTREAM INTERNATIONAL GROUP, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-3973956
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

3201 Griffin Road, 4th Floor, Fort Lauderdale, Florida 33312
(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code:
(954) 985-1500

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock of $0.01 par value per share	NYSE Amex Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None
________________

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐    No  ☑

        Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  Yes  ☐    No  ☑

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑      No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No  ☑

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  Yes  ☐    No  ☑

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $6,244,756 as of June 30, 2009.

As of March 31, 2010, 3,795,061 shares of the registrant’s common stock, par value $0.01 per share, were issued and outstanding.

Documents Incorporated by Reference: None.

GULFSTREAM INTERNATIONAL GROUP, INC.

2009 FORM 10-K ANNUAL REPORT

PART I

Cautionary Statement Concerning Forward-Looking Statements

Our representatives and we may from time to time make written or oral statements that are "forward-looking," including statements contained in this Annual Report on Form 10-K and other filings with the Securities and Exchange Commission, reports to our stockholders and news releases. All statements that express expectations, estimates, forecasts or projections are forward-looking statements within the meaning of the Act. In addition, other written or oral statements which constitute forward-looking statements may be made by us or on our behalf. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," "projects," "forecasts," "may," "should," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions which are difficult to predict. These risks may relate to, without limitation:

•	our business strategy;

●	our value proposition;

●	the market opportunity for our services, including expected demand for our services;

●	information regarding the replacement, deployment, acquisition and financing of certain numbers and types of aircraft, and projected expenses associated therewith;

●	costs of compliance with FAA regulations, Department of Homeland Security regulations and other rules and acts of Congress;

●	the ability to pass taxes, fuel costs, inflation, and various expense to our customers;

●	certain projected financial obligations;

●	our estimates regarding our capital requirements;

●	any of our other plans, objectives, expectations and intentions contained in this report that are not historical facts;

●	changing external competitive, business, budgeting, fuel supply, weather or economic conditions;

●	changes in our relationships with employees or code share partners;

●	availability and cost of funds for financing new aircraft and our ability to profitably manage our existing fleet;

●	adverse reaction and publicity that might result from any accidents;

●	the impact of current or future laws and government investigations and regulations affecting the airline industry and our operations;

●	additional terrorist attacks; and

●	consumer unwillingness to incur greater costs for flights.

Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in or suggested by such forward-looking statements. We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the factors described herein and in other documents we file from time to time with the Securities and Exchange Commission, including our Quarterly Reports on Form 10-Q, Annual Reports on Form 10-K, and any Current Reports on Form 8-K filed by us.

ITEM 1. BUSINESS.

Overview of Our Business

Gulfstream International Group, Inc. is a holding company that operates two independent subsidiaries: Gulfstream International Airlines, Inc. (“Gulfstream” or “the Airline”) and Gulfstream Training Academy, Inc. (the “Academy”). References to “Company” “we,” “our,” and “us,” refer to Gulfstream International Group, Inc. and either or both of Gulfstream or the Academy.

Gulfstream is a commercial airline currently operating 147 scheduled flights per day, serving nine destinations in Florida, ten destinations in the Bahamas, and five destinations from Continental Airline’s Cleveland hub under the Department of Transportation’s Essential Air Service Program. Our fleet consists of 23 B1900D, 19-seat, turbo-prop aircraft. Operating from our headquarters in Fort Lauderdale, Florida, Gulfstream was the sixteenth largest regional airline group in the U.S. in 2008 in terms of number of passengers flown, according to the Regional Airline Association. We operate under a principal code share and alliance agreement with Continental Airlines. We are also party to code share agreements with United and Copa Airlines of Panama. In addition to the daily scheduled flights, Gulfstream also offers frequent charter flights within our geographic operating region, including licensed flights to Cuba.

The Academy provides flight training services to fully-licensed commercial pilots. The Academy’s principal program is our First Officer Program, which allows participants to obtain a Second-In-Command type rating in approximately four months. Following receipt of this rating, pilots fly between 250 and 400 hours performing first officer duties at Gulfstream. By attending the Academy, pilots are able to enhance their ability to secure a permanent position with a commercial airline. The Academy’s graduates are typically hired by various regional airlines, including Gulfstream. In 2009 and 2008, 42 and 59 pilots, respectively, entered the First Officer Program.

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

Our Competitive Strengths

• Long-standing code share agreements with multiple major airlines. Gulfstream has code share agreements with Continental and United. We have been a partner with each of these airlines for more than five years. Recently, our code share agreement with Continental was extended through 2012. We believe that utilizing such agreements enhances our ability to generate revenue from both local and connecting traffic. We also believe that through our alliances, we are able to control costs by contracting for reservations, ground handling and other services at lower costs. In addition, these code share relationships allow us to offer our passengers easy booking through reservation systems maintained by our code share partners and the benefits of associated frequent flier programs.

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

•  Diverse route network and utilization of small aircraft. We have connecting hubs in several key Florida cities, daily charter flights to Cuba, and flights from Continental Airline’s Cleveland hub to five smaller cities in Pennsylvania, New York, and West Virginia. This network enables us to establish multiple flight crew and maintenance bases that reduce overall operating costs and enhance operational reliability. The size and scale of this operation create practical barriers to entry for new entrants and increases our ability to shift capacity according to seasonal and business-versus-leisure demand patterns. Additionally, the relatively small size and efficiency of our turboprop aircraft combine to produce trip costs that are substantially lower than operators flying larger and more expensive jet aircraft.

•  We offer reliable, quality service. We have been consistently among the highest-ranked regional airlines in the country in terms of reliability. For 2009, our on-time performance was 79.5%, compared to the 79.6% average on-time performance reported by the Department of Transportation for all reporting airlines. Gulfstream has received the FAA Diamond Award, the highest level of recognition for maintenance training, for 13 consecutive years, including 2009.

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

We are actively seeking opportunities to grow by adding new routes, aircraft and alliance partners,. We look for unserved or underserved short haul city pairs that have a high degree of potential for long-term profitability. These opportunities will likely include operating in new geographic areas outside our current Florida base. For example, in October 2008 we added flights from Continental Airline’s Cleveland hub to five small cities in Pennsylvania, New York and West Virginia under the Department of Transportation’s Essential Air Service program. We have held discussions with various parties concerning new code share arrangements and additional turboprop aircraft. Any potential transaction involving a new code share partner would require Continental’s prior consent. There is no assurance that we will be able to reach acceptable terms with regard to any potential transaction and if we are able to do so, that Continental would consent to such a transaction.

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

As of December 31, 2009, we provided non-stop service in 31 city pairs. We believe that we are the highest-frequency service provider in 26 of these 31 city pairs. We tailor our flight schedules to individual market demands in order to optimize both profitability and the number of connecting passengers to and from our code share partners. In 2009, our average fare was $144 and our average flight length was 216 miles.

All of our flights are marketed as Continental. In addition, certain flights are also marketed through our other code share partners. We estimate that over 65% of our passengers are derived from local “point to point” traffic within Florida and the Bahamas. The balance of our passengers are derived from connecting traffic from our code-share partners and other carriers destined primarily for the Bahamas. Continental is our largest connecting partner, with 24% of our passengers connecting to and from Continental flights.

Gulfstream currently leases an average of one Boeing 737-400 daily round trip   under charter agreements associated with our Cuba operations and two to three daily round trip flights to Andros Island under an agreement with a government subcontractor. In addition, Gulfstream operates on-demand charters for various customers throughout the year.

Code Share Agreements

Continental Code Share Agreement

Our primary alliance partner is Continental. Pursuant to an amended and restated alliance agreement with Continental dated March 14, 2006, which we refer to as the Continental code share agreement, Gulfstream displays the Continental “CO” designator code on all of our flights marketed to the public. Our customers may participate in Continental’s One Pass frequent flyer program.

Under this agreement, we pay Continental for various services, including ticketing, reservations, revenue accounting, and various levels of airport services. We also incur fees for computerized reservation system transactions and participation in Continental’s frequent flyer program.

Gulfstream receives all of the revenue generated by “local,” or non-connecting, passengers flown, and a portion of the total revenue from passengers connecting to or from Continental. Continental sets all prices for connecting markets, and Gulfstream sets prices for our local markets. Approximately 24% of our passengers are from connecting Continental flights.

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

In addition to our long-term principal alliance with Continental, we have the following code share agreements:

United Airlines Code Share Agreement

We entered into a code share agreement with United in 1994, which has been amended several times, most recently in October of 2006. We provide code share operations with United to and from Tampa, Orlando, Fort Lauderdale, Miami, Tallahassee, Pensacola, Key West, and Freeport, and Marsh Harbor, and North Eleuthera, and Nassau, in the North Bahamas. Approximately 4% of our passengers are from connecting United flights.  The agreement may be cancelled upon 180 days’ written notice, unless either party breaches the agreement, in which case it may be terminated upon shorter notice.

Revenue sharing formulas for proration of revenue are set forth in a separate prorate agreement, which is amended or replaced bi-annually. Our passengers may also participate in the United frequent flyer program.

Northwest Airlines Code Share Agreement

Gulfstream entered into a code share agreement and related prorate agreement, each dated February 11, 2000, with Northwest. On May 15th 2009 Gulfstream and Northwest executed an agreement to terminate its code-share agreement.  Approximately 1% of our passengers were from connecting Northwest flights.

Copa Code Share Agreement

We entered into a code share agreement on July 1, 2005 with Copa Airlines, to permit us to use the “CM” designator code on Gulfstream’s flights from Miami to Orlando, Tampa and Key West. The agreement requires us to provide certain minimal operational standards. Copa Airlines, a Continental alliance partner, handles reservation services for passengers of CM-designated flights, as it would for all other Copa Airlines flights, through the Continental reservation system and provides check-in and ticketing services. We receive a standard prorated amount for each passenger we fly on a CM-designated flight. To date, this has not been a material source of our revenue.

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

Flight Equipment

Our fleet currently consists of B1900D aircraft. The average age of our B1900D fleet is 15 years. The B1900D aircraft is a 19-seat, twin engine turbo prop that has a pressurized, stand-up cabin, and cruises at 300 miles per hour. It is ideal for short trips, and its lower operating costs make it much more economical than larger mid-sized aircraft for the frequent, short flights that we operate. We lease 23 B1900Ds under agreements that expire in 2010 and 2011; however, at our option, we can extend 15 of these leases. We also have the option to purchase up to 21 of these aircraft.

In December 2004, we purchased seven EMB-120 aircraft from Atlantic Southeast Airlines. In March of 2007, we purchased an additional EMB-120, which entered into revenue service in December 2007.  These aircraft were operated until September and October 2008, when all eight aircraft were sold.

We believe that our B1900D aircraft fleet is well suited for the markets we serve. Our turbo-prop aircraft allow us to operate short distance sectors efficiently and achieve break-even revenues at lower levels than larger jet aircraft. This allows us to operate more flights per day and target smaller markets, which we believe provides us with a key advantage at non-hub airports. In addition, by operating only one aircraft type (since October, 2008), we are able to simplify our maintenance training, documentation, parts inventory and achieve lower overall operating costs. The B1900D aircraft are no longer being manufactured and there is a limited supply of used aircraft of this type.

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

We employ over approximately 140 or 24% of our total employees, as maintenance professionals, including engineers, supervisors, technicians and mechanics and their support staff, who perform airframe maintenance in accordance with maintenance programs that are established by the manufacturer and approved and certified by international aviation authorities. Every mechanic is trained in manufacturer-specified procedures and goes through our rigorous in-house training program. Each of our mechanics is licensed by the Federal Aviation Authority (“FAA”). Our safety and maintenance procedures are reviewed and periodically audited by the FAA. We have received the FAA Diamond Award, the highest level of recognition for maintenance training, for 13 consecutive years, including 2009.

We have agreements for maintaining our engines, propellers, landing gears and avionics with FAA certified third-party contractors. Our engines are maintained under a long-term agreement with a third party provider, which provides for engine maintenance under a fleet management program.

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

Safety and Security

We are committed to the safety and security of our passengers and employees. Since the September 11, 2001 terrorist attacks, Gulfstream has taken many steps, both voluntarily and as mandated by governmental agencies, to increase the safety and security of our operations. Some of the safety and security measures we have taken, along with our code share partners, include: establishing a Safety and Security Committee of the Board of Directors, aircraft security and surveillance, positive bag matching procedures and enhanced passenger and baggage screening and search procedures. We are committed to complying with future safety and security requirements.

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

In June 2006, Gulfstream began charter services under a long-term subcontract with Computer Sciences Corporation to operate daily flights between West Palm Beach and Andros Town, Bahamas. This contract provides for approximately two to three daily round trips and had an initial period of 21 months from inception, with extensions up to an additional 12 years. The latest 3-year extension was signed on April 1, 2008. The contract is structured as a fixed-fee arrangement, with adjustments for market fuel prices. It further specifies performance standards, as well as bonus payments for exceeding those standards. As part of this agreement, Gulfstream leases two B1900D aircraft from Computer Sciences Corporation to support the contract.

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

As of December 31, 2009 the Academy employed five full-time flight and ground instructors. The Academy’s instructors have, on average, been providing training for approximately 12 years each and have cumulatively amassed in excess of 68,000 actual flight hours. The Academy enrolled 59 and 42 students in 2008 and 2009, respectively. The Company estimates that 95% were or will be hired by airlines after graduation, including those hired by Gulfstream.

The Academy’s training facility in Fort Lauderdale has several ground school classrooms, a series of flight training devices used for procedural training and cockpit familiarization, as well as two non-motion flight simulators, one of which is for B1900D aircraft training. The Academy contracts for full-motion flight simulators at facilities in Orlando, Florida

Ground Operations

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

Raw Materials and Energy

Fuel costs are a major component of our operating expenses. We contract with World Fuel Services to provide approximately half of our fuel, principally for international destinations. Most of our domestic fuel consumption is provided by Continental. The following chart summarizes our fuel consumption and costs:

	Years Ended December 31,
	2008	2009
Gallons consumed, in thousands	8,479	6,182
Total cost, in thousands (1)	$28,452	$12,375
Average price per gallon (2)	$3.36	$2.00
Percent of airline revenue (3)	29.6%	16.3%

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

We purchase bonded fuel for our international flights on a purchase-order basis from World Fuel Services, which are exempt from federal excise taxes. Therefore, our fuel costs may not be directly comparable to costs incurred by other airlines. Gulfstream has, from time to time, implemented limited fuel cost management programs in the form of pre-ordering of specific quantities of fuel at specific locations at then-market rates. These cost management programs have not had a material impact on our financial results.

In the past, we have not experienced difficulties with fuel availability and we currently expect to be able to obtain fuel at prevailing market prices in quantities sufficient to meet our future needs. Pursuant to our contract flying arrangements with our code share partners, we bear the economic risk of fuel price fluctuations.

Gulfstream was a party to derivative instruments for the purpose of hedging the risks of increases in jet fuel prices through February 2009 covering approximately 20% of its estimated fuel usage. These fuel hedge contracts were established effective September 1, 2008 as a requirement of a financing completed at that time.

Gulfstream recognized a loss on settled hedges of $337,000 for 2009.   We are not a party to any derivative or other arrangements designed to hedge against or manage the risk of an increase in fuel prices subsequent to February 2009.

Trademarks and Trade Names

Our flights are operated under the names of our code share partners, including Continental, United Airlines, and Copa Airlines. Because we do not operate scheduled flights under our trade names, we have not registered any Airline trademarks or trade names.

Employee and Labor Relations

As of December 31, 2009, we had 604 full time employees, of which 592 were employed by Gulfstream and 12 were employed by the Academy. Of the 592 employees of Gulfstream, 139 are union employees.

As of December 31, 2009, Gulfstream employed the following:

Classification
Pilots and First Officers	139
Station personnel	220
Maintenance personnel	142
Administrative and sales personnel	37
Management	8
Other flight operations	46
Total employees	592

Gulfstream’s tenured pilots are represented under a collective bargaining agreement with the Teamsters Union. A new agreement was ratified by the members in June 2006 and continued through June 2009. The Company is currently negotiating the collective bargaining agreement renewal with the Teamsters Union. Currently, no other employees are represented by unions. We have never experienced a work stoppage and no labor disputes, strikes or labor disturbances are currently pending or threatened against us. We believe we have good relations with our union employees at each of our facilities. During 2009, we reduced the number of Pilots and First Officers by approximately 30 employees as a result of declining demand and the 2008 sale of our eight Embraer aircraft.

As of December 31, 2009, the Academy employed 7 full-time administrative employees and 4 full-time flight and ground instructors. None of our Academy employees are represented by labor unions.

ITEM 1A.  Risk FACTORS.

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

Risks Related To Our Industry

If the global economic downturn continues or worsens, our revenues and profitability could decline further.

Consumer demand for our products and services is closely linked to the performance of the general economy and is sensitive to business and personal discretionary spending levels. Declines in consumer demand due to adverse general economic conditions, risks affecting or reducing travel patterns, lower consumer confidence or adverse political conditions can lower our revenues and profitability.  Our business is also linked to cycles in the general economy and consumer discretionary spending. As a result, changes in consumer demand and general business cycles can subject and have subjected our revenues to significant volatility.

Accordingly, the current global economic downturn has led to a significant decline in demand for our services, which has lowered our revenues and negatively affected our profitability. For the year ended December 31, 2009, compared to the year ended December 31, 2008, our total revenues decreased by $18.0 million.

We anticipate that recovery of demand for our services will lag an improvement in economic conditions. We cannot predict how severe or prolonged the global economic downturn will be. Furthermore, current global economic conditions have significantly impacted consumer confidence and behavior and, as a result, historical marketing information that we have collected may be less effective as a means of predicting future demand and operating results. We cannot assure you that we will be able to increase our revenues at the same rate at which they have recently declined, even after the current downturn ends. An extended period of economic weakness would likely have a further adverse impact on our revenues, and financial position, and we my be unable to fund continued operations or meet our financial obligations.

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

Because of significantly higher security and other costs incurred by airports since September 11, 2001, many airports significantly increased their rates and charges to air carriers, including us, and may do so again in the future. On November 19, 2001, the U.S. Congress passed, and the President signed into law, the Aviation and Transportation Security Act, also referred to as the Aviation Security Act. This law federalized substantially all aspects of civil aviation security and created the Transportation Security Administration (“TSA”) to which the security responsibilities previously held by the Federal Aviation Administration (“FAA”) were transitioned. The TSA is an agency of the Department of Homeland Security. The Department of Homeland Security and the TSA and other agencies within the Department of Homeland Security have implemented numerous security measures, including the passing of the Aviation Security Act, that affect airline operations and costs, and are likely to implement additional measures in the future. The Department of Homeland Security has announced greater use of passenger data for evaluating security measures to be taken with respect to individual passengers, expanded use of federal air marshals on flights (thus displacing revenue passengers), investigating a requirement to install aircraft security systems (such as active devices on commercial aircraft as countermeasures against portable surface to air missiles) and expanded cargo and baggage screening. Funding for airline and airport security required under the Aviation Security Act is provided in part by a $2.50 per segment passenger security fee for flights departing from the U.S., subject to a $10 per roundtrip cap; however, airlines are responsible for costs incurred to meet security requirements beyond those provided by the TSA. There is no assurance this fee will not be raised in the future as the TSA’s costs exceed the revenue it receives from these fees. We could also be adversely affected by any implementation of stricter security measures by the Bahamian government. Fees paid to the TSA are approximately 9 months in arrears which could adversely impact the airline due to a suspension or revocation of the airlines eligibility for licenses, permits, or privileges. We cannot provide assurance that additional security requirements or security-related fees enacted in the future will not adversely affect us financially.

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

Risks Related To Our Business
We have substantial fixed obligations.

As of December 31, 2009, we had $6.3 million of long-term debt and related warrant liabilities. In addition, we have lease payments of approximately $5.7 million per year on our fleet of 23 B1900D aircraft, as well as restructured creditor obligations of $4.2 million for the return of engines borrowed from the lessor, and other matters, payable over the next several years.

On February 11, 2010, the Company received a notice of default (the “Default Notice”) from Raytheon Aircraft Credit Corporation (“RACC”), the Company’s principal aircraft lessor, pursuant to which RACC notified the Company that the Company is in default of the payment of certain obligations under Airliner Operating Lease Agreements, each dated August 7, 2003, and amended on August 2, 2005, and March 15, 2006 (the “Lease Agreements”), by and between the Company and RACC, pursuant to which the Company currently leases from RACC twenty-one (21) Beech 1900D Airliners. The default resulted as a result of the Company’s failure to make its scheduled lease payments for the month of February. Accordingly, RACC demanded that the Company make such payments on or before February 19, 2010. The failure to make such payment would have given RACC the right to terminate the Lease Agreements, thereby prohibiting the Company from using such airplanes. Also pursuant to the Default Notice, RACC claimed that the Company is in default in make certain other payments under a separate agreement dated as of December 19, 2008 by and the Company and RACC (the “December Agreement”), which defaults are also considered to be defaults under the Lease Agreements. RACC indicated in the Default Notice that if the Company made the required payments under the Lease Agreements by February 19, 2010, it is prepared to discuss the manner in which the Company can cure or otherwise address the December Agreement defaults.

On February 19, 2010, the Company made the required payment to RACC which allowed it to continue operating the airplanes covered by the Lease Agreements. In addition, on February 19, 2010, RACC advised the Company that it would forebear from exercising any of its rights under the December Agreement or the Lease Agreements, provided, that the Company remains current in payment of future lease payments and provides RACC over the next two months with a mutually acceptable debt and financial restructuring plan that provides for a feasible basis to enable the Company to continue to meet its ongoing financial obligations under the Lease Agreement and commence to repay amounts due under the December Agreement. Although the Company believes that it will be able to establish a plan that is acceptable to RACC, there can be no assurance that the Company will be able to do so, or will not otherwise default in future payments under the Lease Agreements.

On February 26, 2010, the Company and Shelter Island entered into a Forbearance Agreement and Amendment to Debenture (the “Forbearance Agreement”) which reduced the Company’s potential liability under the put option from $3,000,000 to $1,050,000 and rescheduled certain principal and interest payments under the Debenture (as defined below) to reduce near-term liquidity requirements.

Under the terms of Forbearance Agreement, Shelter Island agreed to forbear from exercising its rights and remedies under the Shelter Island Agreement until the occurrence of (a) the failure by the Company to comply with the terms, covenants and agreements of the Forbearance Agreement; and (b) the occurrence of any event of default under the Debenture or the Shelter Island Purchase Agreement (collectively, a “Termination Event”).  One of the covenants to be performed by the Company under the Forbearance Agreement is the obligation of the Company to raise an additional $1.5 million of debt or equity financing by March 26, 2010, subsequently changed to March 31, 2010, or otherwise satisfy Shelter Island that the Company has adequate liquidity and working capital. Shelter Island confirmed on March 31, 2010 that the Company complied with this covenant based primarily on the first closing under a Series A Convertible Preferred Stock Purchase Agreement.

Pursuant to the Forbearance Agreement the parties amended the Debenture, as follows (i) the Company shall pay interest on the outstanding principal amount monthly in cash, commencing March 31, 2010; (ii) the Company shall pay monthly installments on the outstanding principal amount commencing April 30, 2010 and on the last trading day of each month thereafter until the August 31, 2011 maturity date of the Debenture; and (iii) the Company may prepay all or any portion of the outstanding principal amount of the Debenture together with a premium equal to 5% of outstanding principal amount being prepaid; provided that, if such prepayment is made in 2011, there shall be no premium applicable.  The Company, each of its subsidiaries and Shelter Island also entered into an Omnibus Amendment to the Guaranty Agreements pursuant to which, without limitation, the parties agreed to amend the existing guarantees to include the repayment of the Shelter Island Note (see below).

Shelter Island currently holds a first priority lien and security interest on all of the assets of the Company and its subsidiaries.  Under the terms of the Intercreditor Agreement, Shelter Island agreed to subordinate its first priority lien on the accounts receivable of the Company and its subsidiaries and the proceeds thereof, to the lien granted to the Investors under the Security Agreement with TBI to the extent of the deferred principal and accrued interest under the Notes.  Shelter Island retained its first priority security interest in all of the other assets and properties of the Company and its subsidiaries.

As consideration for its financial accommodations, the Company paid Shelter Island an additional $250,000 as a forbearance fee, by delivering a $250,000 promissory note (the “Shelter Island Note”) due on the earlier of (i) August 31, 2011, and (ii) the date the Debenture is permitted or required to be paid in accordance with its terms.  The Shelter Island Note accrues interest at a rate of 9% per annum and is payable in cash on a monthly basis beginning on February 26, 2011.

The Shelter Island Agreement contains Events of Default, which if not waived by the lender, would entitle the lender to accelerate the due date of the Senior Debenture. See Note 20 “Subsequent Events”. The company anticipates not achieving the “minimum quarterly EBITDA” Events of Default and therefore at December 31, 2009, the Company classified all future debenture payments as a short term balance sheet liability.

Although the Company believes that its revenues and liquidity will improve, the Company is also actively seeking short-term debt financing to meet its near-term liquidity requirements and to allow sufficient time to increase its equity capital base to support long-term growth opportunities. The Company has received non-binding proposals for additional debt financing which it is seeking to consummate. In addition, the Company has engaged an investment banking firm to assist the Company in connection with equity financing efforts.

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

Our debentures and warrants create additional risks and obligations.

In September 2008, we consummated a financing in which we issued debentures for $5.1 million (the “Senior Debentures”) and warrants to purchase 578,870 shares of common stock (the “Senior Warrants”) to Shelter Island Opportunity Fund, LLC. As a result of this financing, we face additional risks and uncertainties, including those relating to the floating interest rate on the Senior Debentures, the financial covenants of the Senior Debentures, the repayment of the Senior Debentures and the repurchase of the Senior Warrants.

The Senior Debentures bear interest at the higher of (i) a floating rate of prime plus 4% or (ii) a fixed rate of 11%. A significant increase in the prime rate could cause our interest expense to increase and might impair our ability to service this debt. In addition, the Senior Debentures subject the Company to certain covenants, (See Note 20 Subsequent Events) including covenants that we have (i) consolidated minimum quarterly EBITDA starting in the quarter ending December 31, 2008, (ii) six month EBITDA averages starting in the six months ending June 30, 2011, (iii) minimum monthly accounts receivable balance of $3.5 million, and (iv) minimum monthly cash balance of $750,000. If we are not able to comply with these covenants, we would be in default under the Senior Debentures and the holder could elect to accelerate our repayment obligation. On September 30, 2008, we were in violation of the covenant to maintain a minimum monthly accounts receivable balance of $3.5 million, with an accounts receivable balance on such date of $3.1 million. For the quarters ended December 31, 2008, and 2009, we were in violation of the covenant for consolidated minimum quarterly EBITDA. Shelter Island Opportunity Fund, LLC granted one-time waivers with respect to non-compliance with these financial covenants. The company anticipates not achieving the “minimum quarterly EBITDA” in future periods and therefore at December 31, 2009, the Company classified all future debenture payments as a current liability.

On February 26, 2010, the Company and Shelter Island entered into a Forbearance Agreement and Amendment to Debenture (the “Forbearance Agreement”) which reduced the Company’s potential liability under the put option from $3,000,000 to $1,050,000 and rescheduled certain principal and interest payments under the Debenture (as defined below) to reduce near-term liquidity requirements.

The Senior Debentures require monthly payments in accordance with the Forbearance Agreement of principal ranging from $25,000 to $250,000 beginning on April 30, 2010, with the remaining principal amount of $1,554,000 due upon maturity. In addition, the holder of the Senior Warrants may, at its option, require us to repurchase the common stock issued upon exercise of the warrant for $1,050,000 at any time after the earlier of the repayment in full of the Senior Debentures or September 2011, until August 2014.

Under the terms of Forbearance Agreement, Shelter Island agreed to forbear from exercising its rights and remedies under the Shelter Island Agreement until the occurrence of (a) the failure by the Company to comply with the terms, covenants and agreements of the Forbearance Agreement; and (b) the occurrence of any event of default under the Debenture or the Shelter Island Purchase Agreement (collectively, a “Termination Event”).  One of the covenants to be performed by the Company under the Forbearance Agreement is the obligation of the Company to raise an additional $1.5 million of debt or equity financing by March 26, 2010,  subsequently changed to March 31, 2010,  otherwise satisfy Shelter Island that the Company has adequate liquidity and working capital. Shelter Island confirmated on March 31, 2010 that the Company complied with this convenant based primarily on the first closing under a Series A Convertible Preferred Stock Purchase Agreement.

Pursuant to the Forbearance Agreement the parties amended the Debenture, as follows (i) the Company shall pay interest on the outstanding principal amount monthly in cash, commencing March 31, 2010; (ii) the Company shall pay monthly installments on the outstanding principal amount commencing April 30, 2010 and on the last trading day of each month thereafter until the August 31, 2011 maturity date of the Debenture; and (iii) the Company may prepay all or any portion of the outstanding principal amount of the Debenture together with a premium equal to 5% of outstanding principal amount being prepaid; provided that, if such prepayment is made in 2011, there shall be no premium applicable.  The Company, each of its subsidiaries and Shelter Island also entered into an Omnibus Amendment to the Guaranty Agreements pursuant to which, without limitation, the parties agreed to amend the existing guarantees to include the repayment of the Shelter Island Note.

Shelter Island currently holds a first priority lien and security interest on all of the assets of the Company and its subsidiaries.  Under the terms of the Intercreditor Agreement, Shelter Island agreed to subordinate its first priority lien on the accounts receivable of the Company and its subsidiaries and the proceeds thereof, to the lien granted to the Investors under the Security Agreement with TBI to the extent of the deferred principal and accrued interest under the Notes.  Shelter Island retained its first priority security interest in all of the other assets and properties of the Company and its subsidiaries.

As contemplated in the original warrant to purchase Common Stock issued to Shelter Island on August 31, 2008 (the “Original Warrant”), on February 26, 2010 the Company divided the Original Warrant into (a) a warrant in the form of the Original Warrant initially exercisable into 70,000 shares of Common Stock (the “Put Warrant”); and (b) a warrant in the form of the Original Warrant (the “Remaining Warrant”, and together with the Put Warrant, the "Divided Warrants") such that the aggregate number of shares of Common Stock of Company that are initially exercisable under the Divided Warrants (inclusive of the 70,000 Shares of Common Stock initially issuable under the Put Warrant) shall equal, in the aggregate, 15% of the fully-diluted shares of Company Common Stock issued and outstanding immediately following consummation of the transactions contemplated under the Forbearance Agreement and the Purchase Agreements, after giving pro-forma effect to the conversion into Common Stock of all Company convertible securities and the exercise of all Company options and warrants, including the Warrants issued to the Investors.  As a result of consummation of the above transactions with Shelter Island and the TBI Investors, the aggregate number of shares issuable upon conversion of the Divided Warrant is 914,189 shares of Company Common Stock.

The Company and Shelter Island also entered into an Amendment to the Put Option Agreement (the “Put Option Amendment”) dated as of August 31, 2008 under which, among other things, the exercise price applicable for all the put shares under the put option was reduced from $3,000,000 to $1,050,000, or $15.00 per share.

As consideration for its financial accommodations, the Company paid Shelter Island an additional $250,000 as a forbearance fee, by delivering a $250,000 promissory note (the “Shelter Island Note”) due on the earlier of (i) August 31, 2011, and (ii) the date the Debenture is permitted or required to be paid in accordance with its terms.  The Shelter Island Note accrues interest at a rate of 9% per annum and is payable in cash on a monthly basis beginning on February 26, 2011.

The Senior Debentures and the repurchase obligation associated with the Senior Warrants represent significant obligations for us and we may not be able to make all of the required payments. We may not have sufficient liquidity to make such payments or repurchase, or such payments or repurchase may significantly impair our liquidity.

On October 7, 2009, we entered into a Note Purchase Agreement with Gulfstream Funding II, LLC, pursuant to which we borrowed approximately $1.5 million on a subordinated basis.  The interest rate on the loans is 12% per annum.  The outstanding principal amount and all accrued and unpaid interest thereon are due on or prior to January 15, 2010.  On January 15, 2010, the Company and the Lender agreed to enter into one or more definitive agreements to extend the maturity date of the Note and to provide for the conversion of the outstanding principal amount of the Note and all accrued and unpaid interest thereon (collectively, the “Debt”) into preferred stock of the Company at current market prices. These loans represent significant obligations for us and we may not be able to make all of the required payments. We may not have sufficient liquidity to make such payments, or such payments may significantly impair our liquidity.

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

We are required to perform the system and process evaluation and testing (and any necessary remediation) required to comply with the management certification requirements of Section 404 of the Sarbanes-Oxley Act of 2002. Auditor attestation requirements of management’s assessment will first apply to us for our fiscal year ending December 31, 2010. As a result, we expect to incur substantial additional expenses and diversion of management’s time. We cannot be certain as to the timing of completion of our evaluation, testing and remediation actions or their effect on our operations since there is limited precedent available by which to measure compliance adequacy. If we are not able to implement the requirements of Section 404 in a timely manner or with adequate compliance, we may not be able to accurately report our financial results or prevent fraud and might be subject to sanctions or investigation by regulatory authorities such as the SEC or the NYSE Amex. Any such action could harm our business or investors’ confidence in us, and could cause our stock price to fall.

Risks Related To Gulfstream

Gulfstream is dependent on our code share relationships.

Gulfstream depends on relationships created by code share agreements with Continental, and United for a significant portion of our revenues. Additionally, virtually all of our “local,” or non-connecting, traffic is booked through Continental’s reservation system. Any material modification to, or termination of, our code share agreements with any of these partners could have a material adverse effect on our financial condition and the results of operations. Each of the code share agreements contains a number of grounds for termination by our partners, including failure to meet specified performance levels. Further, these agreements limit our ability to enter into code share agreements with other airlines.

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

Gulfstream is directly affected by the financial and operating strength of its code share partners. In the event of a decrease in the financial or operational strength of any of the code share partners, such partner may be unable to make the payments due to Gulfstream under the code share agreement. It is possible that if any of the code share partners file for bankruptcy, Gulfstream’s code share agreement with such partner may not be assumed in bankruptcy and could be modified or terminated. United Airlines, has recently emerged from Chapter 11 reorganization. There was no impact to the code share agreement as a result of this reorganization.

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

The airline industry has undergone substantial consolidation, including the recent merger of Delta Airlines and Northwest, and it may in the future undergo additional consolidation. Other developments include domestic and international code share alliances between major carriers, such as the “SkyTeam Alliance,” that currently includes Delta Airlines, Continental and Northwest, among others, and the “Star Alliance,” that currently includes United Airlines and US Airways, among others, and which Continental joined effective in October 2009. Any additional consolidation or significant alliance activity within the airline industry could limit the number of potential partners with whom Gulfstream could enter into code share relationships and materially adversely affect our relationship with our current code share partners.

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

Aircraft fuel consumes a significant portion of our airline revenue (29.6% for 2008 and 16.3% for 2009). The price of aircraft fuel is unpredictable and has increased significantly in recent periods based on events outside of our control, including geopolitical developments, regional production patterns, environmental concerns and financial speculation. Because of the effect of these events on the price and availability of aircraft fuel, the cost and future availability of fuel cannot be predicted with any degree of certainty. We cannot assure you increases in the price of fuel can be offset by higher revenue. We carry limited fuel inventory and we rely heavily on our fuel suppliers. We cannot assure you we will always have access to adequate supplies of fuel in the event of shortages or other disruptions in the fuel supply. Price escalations or reductions in the supply of aircraft fuel will increase our operating expenses and could cause our operating results and net income to decline. Additionally, price escalations or reductions in the supply of aircraft fuel could result in the curtailment of our service. Some of our competitors may be better positioned to obtain fuel in the event of a shortage.

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

We finance our aircraft through operating lease financing. Most of our existing fleet of B1900Ds is leased from the manufacturer pursuant to lease agreements that expires in 2010. We have the option to extend the leases for up to 15 aircraft from six to 24 months after the expiration period; however, there can be no assurance that this lease agreement can be extended further on reasonable terms. If we are unable to extend these leases, we also have the option to purchase up to 21 of these aircraft; however, we may not be able to secure financing on acceptable terms, if at all. Further, the B1900D is not currently produced by their manufacturers and there is currently a limited supply of these aircraft. If we are unable to obtain replacement aircraft on economically reasonable terms, our business could be materially adversely affected.

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

The lease for Gulfstream’s principal maintenance facility, located at Hollywood-Fort Lauderdale International Airport (FLL), expires at the end of May 2010. We are presently in negotiations with Broward County for a lease at a nearby existing site at FLL.  Broward County has been considering for some time an improvement to FLL that will eventually result in a teardown of Gulfstream’s maintenance hangar and require Gulfstream to seek an alternate location for a successor maintenance hangar on the airfield. If Gulfstream is forced to relocate its Fort Lauderdale maintenance operations, it may be prohibitively expensive to relocate and/or construct a maintenance hangar. Gulfstream may not be able to operate as efficiently or successfully from any other location. In addition, it is possible that Gulfstream would be unable to secure a suitable alternative location for our maintenance hangar. Were this to occur, we may be forced to outsource our airplane maintenance for a period of time, which would substantially increase our maintenance costs and cause us significant operational disruptions.

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

All of Gulfstream’s permanent pilots are represented by International Brotherhood of Teamsters Airline Division Local 747, commonly known as the Teamsters. Our collective bargaining agreement with our pilots became subject to amendment in July 2009 and negotiations are currently in process. Although we have never had a work interruption or stoppage and we believe our relations with our union and non-union employees are generally good, Gulfstream is subject to risks of work interruption or stoppage and/or may incur additional administrative expenses associated with union representation of our employees. Any sustained work stoppages could adversely affect Gulfstream’s ability to fulfill our obligations under our code share agreements and could have a material adverse effect on our financial condition and results of operations.

Additionally, labor costs constitute a significant percentage of our total operating costs. Our labor costs constitute approximately 27% of our 2009 total operating costs. Any new collective bargaining agreements entered into by other airlines may also result in higher industry wages and increased pressure on us to increase the wages and benefits of our employees. Future agreements with our employees’ unions may be on terms that are not economically as attractive as our current agreements nor comparable to agreements entered into by our competitors. Any future agreements may increase our labor costs or otherwise adversely affect us. Additionally, we cannot assure you that the compensation rates that we have assumed will correctly reflect the market for our non-union employees, or that there will not be future unionization of our currently nonunionized groups, which could adversely affect our costs.

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

Our business operations in Cuba are subject to a number of U.S. federal laws and regulations, including restrictions imposed by the Foreign Corrupt Practices Act (FCPA) as well as trade sanctions administered by the Office of Foreign Assets Control (OFAC) and the Commerce Department. The FCPA is intended to prohibit bribery of foreign officials or parties and requires public companies in the United States to keep books and records that accurately and fairly reflect those companies’ transactions. OFAC and the Commerce Department administer and enforce economic and trade sanctions based on U.S. foreign policy and national security goals against targeted foreign states, organizations and individuals, including Cuba.

If we fail to comply with these laws and regulations, we could be exposed to claims for damages, financial penalties, reputational harm, incarceration of our employees or restrictions on our operation of flights to and from Cuba. These restrictions could increase our costs of operations, reduce our profits or cause us to forgo development opportunities that would otherwise support our growth.

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

Adverse litigation judgments or settlements resulting from legal proceedings in which we may be involved in the normal course of our business could reduce our profits or limit our ability to operate our business.

In the normal course of our business, we are often involved in various legal proceedings. The outcome of these proceedings cannot be predicted. If any of these proceedings were to be determined adversely to us or a settlement involving a payment of a material sum of money were to occur, there could be a material adverse effect on our financial condition and results of operations. Additionally, we could become the subject of future claims by third parties, our employees, our investors or regulators. Any significant adverse litigation judgments or settlements would reduce our profits and could limit our ability to operate our business.

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

Reports published by securities or industry analysts, including projections in those reports that exceed our actual results, could adversely affect our stock price and trading volume.

We currently expect securities research analysts, including those affiliated with our underwriters, will establish and publish their own quarterly projections for our business. These projections may vary widely from one another and may not accurately predict the results we actually achieve. Our stock price may decline if our actual results do not match securities research analysts’ projections. Similarly, if one or more of the analysts who writes reports on us downgrades our stock or publishes inaccurate or unfavorable research about our business, our stock price could decline. If one or more of these analysts ceases coverage of our company or fails to publish reports on us regularly, our stock price or trading volume could decline. While we expect securities research analyst coverage, if no securities or industry analysts commence coverage of our company, the trading price for our stock and the trading volume could decline.

The issuance of a substantial number of shares of our common stock will dilute our current stockholders and may depress the market price of our common stock and make it difficult for us to raise capital.

As a result of issuing the Senior Warrants and the Junior Warrants in September 2008, we may be required to issue an additional 1,999,606 shares of our common stock, representing 31.6% of the outstanding equity as of April 14, 2010.  This is in addition to the October 2009 conversion of the Junior Debentures into 578,342 shares of our common stock.  Further, both the Senior and Junior Warrants include adjustment provisions that could require us to issue a greater number of shares under certain circumstances.

The shares issued upon exercise of the Senior and Junior Warrants represent a significant percentage of our presently outstanding common stock and the issuance of such shares would result in dilution to our current stockholders and could cause the market price of our common stock to decline.

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

Before our initial public offering in December 2007, there had been no public market for shares of our common stock.  For the last three months, the average daily trading volume of our common stock has been approximately 11,000 shares. An active public trading market may not develop or, if developed, may not be sustained.

The stock market in general and airlines in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the underlying businesses. In addition, the airline industry recently experienced a period of significant disruption characterized by the bankruptcy, failure, collapse or sale of various financial institutions, which led to increased volatility in securities prices and a significant level of intervention from the U.S. and other governments in securities markets. These broad market and industry factors may seriously harm the market price of our common stock, regardless of our actual operating performance.

In addition to the risks described in this section, several factors that could cause the price of our common stock in the public market to fluctuate significantly include, among others, the following:

•	quarterly variations in our operating results compared to market expectations;
•	announcements of new services or products or significant price reductions by us or our competitors;
•	size of the public float;
•	stock price performance of our competitors;
•	fluctuations in stock market prices and volumes;
•	default on our indebtedness or changes to our liquidity;
•	changes in senior management or key personnel;
•	changes in financial estimates by securities analysts;
•	negative earnings or other announcements by us or other airlines;
•	downgrades in our credit ratings or the credit ratings of our competitors;
•	issuances of capital stock; and
•	global economic, legal and regulatory factors unrelated to our performance.

Because of the low trading volume, our stock price is subject to greater volatility.  Securities class action litigation has often been instituted against companies following periods of volatility in the overall market and in the market price of a company’s securities. This litigation, if instituted against us, could result in substantial costs, reduce our profits, divert our management’s attention and resources and harm our business.

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

The NYSE Amex staff has accepted the plan that we submitted to achieve and sustain compliance with all of the NYSE Amex’s listing requirements (the “Plan”), including a time frame for regaining compliance with Section 1003(a)(i) of the Company Guide within 18 months or by November 12, 2010 (the “Plan Period”). We will be able to continue our listing during the Plan Period, during which time we will be subject to periodic review to determine if we are making progress consistent with the Plan. If we are not in compliance with all the continued listing standards of the NYSE Amex Company Guide by November 12, 2010, or if we do not make progress consistent with the Plan during the Plan Period, we may be subject to delisting proceedings. We may appeal a Staff determination to initiate delisting proceedings.

As part of our efforts to achieve and sustain compliance with the Plan, we agreed to convert the Junior Debentures to common stock at a reduced conversion price of $1.975 per share.  This was approved by our stockholders on October 20, 2009.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

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

We believe that our principal facilities and facilities that we lease are adequate to meet our current needs. Our principal facilities and facilities that we lease are in good condition and are sufficient to conduct our operations. We do not intend to materially renovate, improve, or develop properties. We are not subject to competitive conditions for property and currently have no facility property to insure. We have no policy with respect to investments in real estate or interests in real estate and no policy with respect to investments in real estate mortgages. Further, we have no policy with respect to investments in securities of or interests in persons primarily engaged in real estate activities.

ITEM 3. LEGAL PROCEEDINGS.

On May 7, 2009, the Federal Aviation Administration (the “FAA”) notified the Company that it was seeking a proposed civil penalty of $1,310,000 against the Company for alleged non-compliance with respect to certain record keeping requirements, and regulatory requirements relating to the use of certain replacement parts. The Company has begun an informal conference with the FAA, which is a settlement process prescribed by statute that authorizes the FAA to accept and consider relevant information in order to compromise proposed civil penalties. We have submitted information, evidence and supporting documentation for consideration by the FAA demonstrating that certain alleged violations of the regulations did not occur, or demonstrating why the facts and circumstances in this case do not warrant the proposed civil penalty sought by the FAA. We believe that information submitted by us to the FAA through the informal conference process may result in a significant reduction in the civil penalty initially proposed in this matter, and the Company remains in discussions with the FAA over the terms of the settlement. The FAA has since indicated that, unless the mattersare settled, it could propose additional civil penalties based on additional inspections conducted by the agency in 2009 as part of its routine surveillance of air carriers. If a compromised settlement of the matters is not successful, the FAA, through a U.S Attorney, may initiate a civil action for the full amount of the proposed civil penalty as prescribed by law.

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

The Academy and the sole remaining defendant have agreed to submit to binding arbitration which is to be held no later than May 1st, 2010 pursuant to the Court’s Order Referring Case to Binding Arbitration entered on February 16, 2010.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

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

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock has been traded on the NYSE Amex (formerly, the American Stock Exchange) under the symbol “GIA” since December 14, 2007.  The below table sets forth the high and low closing prices of our common stock for the periods indicated and reported by the NYSE Amex. The prices set forth below represent inter-dealer quotations, without retail markup, markdown or commission and may not be reflective of actual transactions.

	High	Low
Year Ended December 31, 2009:
Fourth Quarter	$1.80	$1.28
Third Quarter	$2.19	$1.67
Second Quarter	$4.60	$1.66
First Quarter	$2.66	$1.40

Year Ended December 31, 2008:
Fourth Quarter	$3.27	$1.00
Third Quarter	$3.75	$0.75
Second Quarter	$5.25	$2.09
First Quarter	$9.04	$4.51

As of March 31, 2010, 3,795,061 shares of our common stock, par value $0.01 per share, were issued and outstanding. As of March 31, 2010, there were approximately 53 stockholders of record of our common stock, although we believe that there are a significantly larger number of beneficial owners of our common stock.  On April 12, 2010, the last reported sale price of our common stock on the NYSE Amex Exchange was $1.25

Dividends

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

Recent Sales of Unregistered Securities

On November 18, 2009, the Company issued 23,333 shares of common stock to Shelter Island Opportunity Fund, LLC (“Shelter Island”) as consideration for Shelter Island’s agreement to waive the Company’s non-compliance with certain minimum quarterly EBITDA and monthly cash balance covenants for September 30, 2009 as set forth in the Securities Purchase Agreement between Shelter Island and the Company.  The shares represent $35,000 divided by the $1.50 closing price of the Company’s common stock on November 18, 2009.

On January 29, 2010, the Company consummated the first closing under a Unit Purchase Agreement (the “Purchase Agreement”) with seven accredited investors (the “Investors”) pursuant to which the Company sold to the Investors units of its securities (the “Units”) consisting of (i) one share (the “Shares”) of common stock of the Company, par value $0.01 per share (the “Common Stock”); and (ii) warrants to purchase three-quarters of a share of Common Stock (the “Warrants”), at a per Unit purchase price of $1.40 for aggregate gross proceeds of $327,300 (the “Offering”). Upon completion of the first closing of the Offering, the Company sold to the Investors an aggregate of 233,786 Shares and Warrants to purchase an aggregate of 175,339 shares of Common Stock.

The Warrants expire on July 29, 2013 and are exercisable into shares of Common Stock beginning on July 29, 2010 at an exercise price equal to $3.00 per share, subject to adjustment as set forth in the Warrants.

In connection with the first closing of the Offering, the Company paid/issued the placement agent (i) cash commissions in the amount of 9% of the total purchase price received by the Company in the first closing; (ii) a non-accountable expense allowance equal to 2% of the total purchase price received by the Company in the first closing; and (iii) Warrants to purchase 18,703 shares of Common Stock, which represents 8% of the aggregate amount of Shares sold as part of the Units in the first closing.

On February 26, 2010, the Company completed a $1,000,000 debt financing pursuant to purchase agreements for senior secured notes and warrants (the “Purchase Agreements”) with accredited investors and/or qualified institutional purchasers (the “Investors”) pursuant to which the Company sold to the Investors (i) 12% Senior Secured Notes due December 31, 2010 in an aggregate principal amount of $1,000,000 (the “Notes”); and (ii) warrants, exercisable at $1.22 per share (subject to customary anti-dilution adjustments) and expiring February 28, 2015 (the “Warrants”), to purchase an aggregate of 409,827 of shares of the Company’s common stock (the “Common Stock”).  The number of Warrants issued to each Investor was determined by dividing (a) 50% of the principal amount of the Notes purchased by the Investors, by (b) the Exercise Price (as defined below) of the Warrants (the “Offering”).  However, if the Notes are not prepaid by the Company in full by June 30, 2010, then the shares of Common Stock issuable upon exercise of the Warrants (the “Warrant Shares”) would represent 100% of the original $1,000,000 principal amount of the Notes divided by the Exercise Price. Accordingly, if the Notes are not paid in full by June 30, 2010, assuming no anti-dilution adjustments to the Warrant Shares or the Exercise Price, the aggregate of 409,827 Warrant Shares would increase to 819,654 Warrant Shares.

In connection with the closing of the February 26, 2010 Purchase Agreements, the Company issued to the placement agent, (i) a $50,000 Note (identical to the Investors’ Notes) and a Warrant to purchase 20,491 Warrant Shares, which represents 5% of the total principal amount of the Notes and Warrants sold in the Offering; and (ii) a separate Warrant to purchase 40,982 shares of Common Stock, which represents 10% of the number of Warrant Shares issuable to Investors under the Warrants.

On February 26, 2010, the Company and Shelter Island entered into a Forbearance Agreement and Amendment to Debenture (the “Forbearance Agreement”) which reduced the Company’s potential liability under the put option from $3,000,000 to $1,050,000 and rescheduled certain principal and interest payments under the Debenture (as defined below) to reduce near-term liquidity requirements. As consideration for its financial accommodations, the Company paid Shelter Island an additional $250,000 as a forbearance fee, by delivering a $250,000 promissory note (the “Shelter Island Note”) due on the earlier of (i) August 31, 2011, and (ii) the date the Debenture is permitted or required to be paid in accordance with its terms.  The Shelter Island Note accrues interest at a rate of 9% per annum and is payable in cash on a monthly basis beginning on February 26, 2011.

Pursuant to the Forbearance Agreement the parties amended the secured original issue discount debenture due August 31, 2011 issued to Shelter Island (the “Debenture”), as follows (i) the Company shall pay interest on the outstanding principal amount monthly in cash, commencing March 31, 2010; (ii) the Company shall pay monthly installments on the outstanding principal amount commencing April 30, 2010 and on the last trading day of each month thereafter until the August 31, 2011 maturity date of the Debenture; and (iii) the Company may prepay all or any portion of the outstanding principal amount of the Debenture together with a premium equal to 5% of outstanding principal amount being prepaid; provided that, if such prepayment is made in 2011, there shall be no premium applicable.  The Company, each of its subsidiaries and Shelter Island also entered into an Omnibus Amendment to the Guaranty Agreements pursuant to which, without limitation, the parties agreed to amend the existing guarantees to include the repayment of the Shelter Island Note.

In connection with the Forbearance Agreement and as contemplated in the original warrant to purchase Common Stock issued to Shelter Island on August 31, 2008 (the “Original Warrant”), on February 26, 2010 the Company divided the Original Warrant into (a) a warrant in the form of the Original Warrant initially exercisable into 70,000 shares of Common Stock (the “Put Warrant”); and (b) a warrant in the form of the Original Warrant (the “Remaining Warrant”, and together with the Put Warrant, the "Divided Warrants") such that the aggregate number of shares of Common Stock of Company that are initially exercisable under the Divided Warrants (inclusive of the 70,000 Shares of Common Stock initially issuable under the Put Warrant) shall equal, in the aggregate, 15% of the fully-diluted shares of Company Common Stock issued and outstanding immediately following consummation of the transactions contemplated under the Forbearance Agreement and the Purchase Agreements, after giving pro-forma effect to the conversion into Common Stock of all Company convertible securities and the exercise of all Company options and warrants, including the Warrants issued to the Investors.  As a result of consummation of the above transactions with Shelter Island and the TBI Investors, the aggregate number of shares issuable upon conversion of the Divided Warrant is 917,646  shares of Company Common Stock.

The Company and Shelter Island also entered into an Amendment to the Put Option Agreement (the “Put Option Amendment”) dated as of August 31, 2008 under which, among other things, the exercise price applicable for all the put shares under the put option was reduced from $3,000,000 to $1,050,000, or $15.00 per share.

On March 31, 2010, the Company consummated the first closing under a Series A Convertible Preferred Stock Purchase Agreement (the “Purchase Agreement”) with 17 accredited investors (the “Investors”) pursuant to which the Company sold to the Investors (i) an aggregate of 118,500 shares of Series A Convertible Preferred Stock, par value $0.001 and stated value $10.00 per share (the “Preferred Shares”), convertible into 1,185,000 shares of common stock of the Company, par value $0.01 per share (the “Common Stock”); and (ii) 5-year warrants to purchase an aggregate of 592,500 shares of Common Stock (the “Warrants”), representing 50% of the number of shares of Common Stock issuable upon conversion of the Preferred Shares, for aggregate gross proceeds of $1,043,000 (the “Offering”). The Warrants expire on March 31, 2013 and are exercisable into shares of Common Stock at an exercise price equal to $1.75 per share, subject to adjustment as set forth in the Warrants.

Pursuant to the Certificate of Designation, Preferences and Rights of the Series A Convertible Preferred Stock of the Company which was filed with the State of Delaware on March 31, 2010 (the “Certificate of Designation”), each Preferred Share is convertible into 10 shares of Common Stock. In addition, the Preferred Shares pay an annual dividend at the rate of 12% per annum, payable quarterly, on the last business day of each December, March, June and September (each a “Dividend Payment Date”), payable on each Dividend Payment Date as follows: (i) 60% of each quarterly dividend (based on an annual rate of 7% per annum) shall be payable in cash, and (ii) 40% of each quarterly dividend (based on an annual rate of 5% per annum) shall be payable either in cash, or at the sole option of the Company, in additional shares of Common Stock, calculated for such purposes by dividing the amount of the quarterly dividend then payable by 100% of the market price of the Common Stock on such Dividend Payment Date.  Unless previously converted into Common Stock, all Preferred Shares outstanding on the earlier to occur of (a) the date on which the average of the market prices of the Common Stock for any 20 consecutive trading days shall be $2.00 or higher, or (b) 5 years from the Preferred Shares issuance date, shall be automatically converted into Common Stock at the Conversion Price then in effect.

In addition, on March 31, 2010, 4 of the 7 purchasers of the Company’s units consisting of one share of Common Stock (the “Shares”), and warrants to purchase three-quarters of a share of Common Stock (the “Prior Warrants”) which was consummated on January 29, 2010 (the “Prior Offering”), entered into a letter agreement with the Company (the “Exchange Agreement”) pursuant to which such purchasers agreed to exchange their Shares and Prior Warrants for Preferred Shares and Warrants, under the same terms and conditions applicable to Investors in the Offering.  Such purchasers also agreed that the Company shall have no further obligations or liabilities in connection with the transaction documents executed and delivered with respect to the Prior Offering, including, without limitation, the Unit Purchase Agreement, the Registration Rights Agreement and the Prior Warrant, each dated as of January 29, 2010, and each of which are terminated in any and all respects.

In connection with the first closing of the Offering, the Company paid/issued the placement agent (i) cash commissions in the amount of 9% of the total purchase price received by the Company in the first closing; (ii) a non-accountable expense allowance equal to 2% of the total purchase price received by the Company in the first closing; and (iii) Warrants to purchase 114,730 shares of Common Stock, which represents 11% of the total purchase price received by the Company in the first closing.

We believe that all of the above offerings and sales were deemed to be exempt under Rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933, as amended. No advertising or general solicitation was employed in offering the securities. The offerings and sales were made to a limited number of persons, all of whom were accredited investors, business associates of the Company or executive officers of the Company, and transfer was restricted by the Company in accordance with the requirements of the Securities Act of 1933. In addition to representations by the above-referenced persons, we have made independent determinations that all of the above-referenced persons were accredited or sophisticated investors, and that they were capable of analyzing the merits and risks of their investment, and that they understood the speculative nature of their investment. Furthermore, all of the above-referenced persons were provided with access to our Securities and Exchange Commission filings.

Repurchase of Equity Securities

We do not have any programs to repurchase shares of our common stock and no such repurchases were made during the quarter ended December 31, 2009.

Equity Compensation Plan Information

The following table presents information as of December 31, 2009 with respect to compensation plans under which equity securities were authorized for issuance.

Plan category	Number of securities to be issued upon exercise of outstanding options (a)	Weighted average exercise price of outstanding options (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a)) (c)

Equity compensation plans approved by security holders

Amended and Restated Stock Incentive Plan (1)	650,000	$3.81	301,676

Equity compensation plans not approved by security holders	-0-	-0-	-0-
Total	650,000	$3.81	301,676

(1)  On May 1, 2009 and October 20, 2009, the board of directors and the Company’s shareholders, respectively, authorized the amended and restated stock incentive plan for purposes of increasing the number of shares of common stock that may be issued under the plan from 350,000 to 650,000.  Other than as set forth above, we do not have any stock option, bonus, profit sharing, pension or similar plan with the exception of a tax deferred savings plan with a discretionary profit sharing component which qualifies under Section 401(k) of the Internal Revenue Code.

Item 6.  Selected Financial Data.

The following selected historical and pro forma financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” following this section and our financial statements and related notes included in this annual report.

The following table sets forth selected financial data as of and for the years ended December 31, 2008 and 2009. The selected financial data as of and for the years ended December 31, 2008 and 2009 were derived from our audited financial statements. Our audited financial statements as of December 31, 2008 and 2009 are included below under Item 8 of this Form 10-K.  The historical results are not necessarily indicative of the operating results to be expected in any future period.

	Twelve Months Ended Dec. 31,
	2008	2009	% Change
	(In thousands, except share and per share data)
Revenue
Airline passenger revenue	$88,527	$59,753	-32.5%
Essential air service revenue	2,512	8,302	230.5%
Academy, charter and other revenue	14,217	19,249	35.4%
Total Revenue	105,256	87,304	-17.1%

Operating Expenses
Flight operations	12,859	15,005	16.7%
Aircraft fuel	30,350	13,918	-54.1%
Aircraft rent	5,911	6,093	3.1%
Maintenance	24,478	21,625	-11.7%
Passenger service	21,759	19,352	-11.1%
Promotion & sales	6,623	4,986	-24.7%
General and administrative	7,110	7,351	3.4%
Depreciation and amortization	2,754	1,218	-55.8%
Loss on sale of equipment	4,754	-	-100.0%
Intangible asset impairment	2,703	680	-74.8%
Operating Expenses	119,301	90,228	-24.4%

Income (loss) from operations	(14,045)	(2,924)	-79.2%

Non-Operating Income and (Expense)
Interest (expense)	(1,306)	(2,330)	78.4%
Other income (expense)	43	(265)	-716.3%
Non-Operating Income and (Expense)	(1,263)	(2,595)	105.5%
Income (loss) before taxes	(15,308)	(5,519)	-63.9%
Provision (benefit) for income taxes	(509)	2,032	-499.2%
Net income (loss)	$(14,799)	$(7,551)	-49.0%

Earnings per Share:
Basic	$(5.00)	$(2.45)
Diluted	$(5.00)	$(2.45)

Shares used in computing net income (loss) per share:
Basic	2,957	3,076
Diluted	2,957	3,076

Operating Statistics. The following table sets forth our major operational statistics and the percentage-of-change for the years identified.

	Twelve Months Ended Dec. 31,
	2008	2009	% Change

Annual Operating Statistics :
Available seat miles (000's) (1)	227,386	165,853	-27.1%
Revenue passenger miles (000's) (2)	127,092	89,757	-29.4%
Revenue passengers carried	629,563	415,867	-33.9%
Departures flown	56,598	43,114	-23.8%
Passenger load factor (3)	55.9%	54.1%	-3.2%
Average yield per revenue passenger mile (4)	$0.70	$0.67	-4.3%
Revenue per available seat miles (5)	$0.39	$0.36	-7.5%
Operating costs per available seat mile (6)	$0.49	$0.48	-3.5%
Fuel cost per available passenger miles (9)	$0.13	$0.08	-37.1%
Average passenger fare (7)	$140.62	$143.68	2.2%
Average passenger trip length (miles) (8)	202	216	6.9%
Aircraft in service (end of period)	23	23	0.0%
Fuel cost per gallon (incl taxes)	$3.36	$2.00	-40.5%

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
9. “Fuel cost per available seat mile” represents fuel cost divided by the number of available seat miles.

The following table sets forth other major financial data:

	As of December 31,
(In thousands)	2008	2009
Working Capital	$(8,245)	$(14,621)
Property and Equipment, net	2,793	2,697
Total Assets	19,370	14,778
Long-Term Debt, net of current portion	2,850	-
Total Stockholders' Equity (Deficit)	$(4,665)	$(10,939)

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR RESULTS OF OPERATIONS.

WE URGE YOU TO READ THE FOLLOWING DISCUSSION IN CONJUNCTION WITH OUR CONSOLIDATED FINANCIAL STATEMENTS AND THE NOTES THERETO BEGINNING ON PAGE F-1. THIS DISCUSSION MAY CONTAIN FORWARD-LOOKING STATEMENTS THAT INVOLVE SUBSTANTIAL RISKS AND UNCERTAINTIES. OUR ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS COULD DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED BY THE FORWARD-LOOKING STATEMENTS AS A RESULT OF A NUMBER OF FACTORS, INCLUDING BUT NOT LIMITED TO THE RISKS AND UNCERTAINTIES DISCUSSED UNDER THE HEADING “RISK FACTORS” IN THIS FORM 10-K AND IN OUR OTHER FILINGS WITH THE SEC. IN ADDITION, SEE “CAUTIONARYSTATEMENT REGARDING FORWARD-LOOKING STATEMENTS” SET FORTH IN THIS REPORT.

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

        Our most significant challenges relate to:

•	securing capital to improve liquidity, fund growth opportunities, and acquire our fleet of twenty-one (21) leased aircraft;
•	volatility in the price of aircraft fuel;
•	a weakened economic environment; and
•	securing cost-effective maintenance resources, as the average age of our aircraft fleet increases.

Current Developments

For the year ended December 31, 2009, we generated less cash flow from operations than initially projected at the beginning of the year due to lower revenue and higher fuel costs than forecasted. From October 2008 to December 31, 2009, we also repaid over $4.4 million of debt and restructured creditor obligations.

During the second-half of 2009, Gulfstream experienced significant deterioration in its revenue environment, which, combined with rising fuel costs, resulted in greater than anticipated losses and pressure on its liquidity outlook.  While part of the revenue weakness was the result of recessionary economic conditions, the situation was made particularly acute by new low-fare competition in certain of our markets.

With an increasingly weakened balance sheet, Gulfstream found it necessary to attract new capital beginning in the fourth quarter of 2009. With liquidity needs becoming more urgent, in January 2010 the airline found itself in an unsustainable financial situation.  As such, the Company retained Berger Singerman and Mesirow Financial Advisors to assist in its restructuring and financing activities.  Although the Company believes that its revenue and liquidity will improve in future periods, the Company continued to actively seek short-term financing to meet its near-term liquidity requirements and to allow sufficient time to significantly increase its equity capital base to support long-term growth opportunities, as well as the purchase of its twenty-one (21) aircraft leased from Raytheon Aircraft Credit Corporation.

These near-term financing transactions and restructuring efforts, which are described in detail below in Management’s Discussion and Analysis of Financial Condition or Results of Operations, Liquidity and Capital Resources, are essential due to our current liquidity position, as well as several additional factors, including a highly seasonal business, the ongoing risk posed by a relatively weak economy, the potential for continued volatility in the price of jet fuel, proposed by the Federal Aviation Administration the necessity for funds to satisfy or compromise civil penalties, and scheduled payments of debt and restructured creditor obligations over the next two years.

We can make no assurance that our efforts to improve liquidity or to obtain longer-term growth-oriented equity financing will be completed successfully, that we will have adequate funds to satisfy or compromise the civil penalties proposed by the FAA or that alternative sources of capital will be available to us. If additional equity capital is not available in the next several months, we would likely experience a significant liquidity shortfall before the end of 2010, and would be unable to fund continued operations or meet our financial obligations.

Results of Operations

Comparative Results for the Years Ended December 31, 2008 and 2009

The following table sets forth our financial results for the years ended December 31, 2008 and 2009:

	Twelve Months Ended December 31
	2008	2009	% Change

Revenue
Airline passenger revenue	$88,527	$59,753	-32.5%
Essential air service revenue	2,512	8,302	230.5%
Academy, charter and other revenue	14,217	19,249	35.4%
Total Revenue	105,256	87,304	-17.1%

Operating Expenses
Flight operations	12,859	15,005	16.7%
Aircraft fuel	30,350	13,918	-54.1%
Aircraft rent	5,911	6,093	3.1%
Maintenance	24,478	21,625	-11.7%
Passenger service	21,759	19,352	-11.1%
Promotion & sales	6,623	4,986	-24.7%
General and administrative	7,110	7,351	3.4%
Depreciation and amortization	2,754	1,218	-55.8%
Impairment charge on assets held for sale	4,754	-	-100.0%
Goodwill impairment	2,703	680
Total Operating Expenses	119,301	90,228	-24.4%

Income (loss) from operations	(14,045)	(2,924)	-79.2%

Non-operating Income and (Expense)
Interest expense	(1,306)	(2,330)	78.4%
Other income (expense)	43	(265)	-716.3%
	(1,263)	(2,595)	1.05%
Income (loss) before taxes
Provision (benefit) for income taxes	(15,308)	(5,519)	-63.9%
Net income (loss)	(509)	2,032	-499.2%
	$(14,799)	$(7,551)	-49%

        Operating Statistics. The following table sets forth our major operational statistics and the percentage-of-change for the years identified below.

	Twelve Months Ended December 31
	2008	2009	% Change
Annual Operating Statistics (unaudited):
Available seat miles (000's) (1)	227,386	165,853	-27%
Revenue passenger miles (000's) (2)	127,092	89,757	-29%
Revenue passengers carried	629,563	415,867	-34%
Departures flown	56,598	43,114	-24%
Passenger load factor (3)	55.9%	54.1%	-3%
Average yield per revenue passenger mile (4)	$0.70	$0.67	-4%
Revenue per available seat miles (5)	$0.39	$0.36	-7%
Operating costs per available seat mile (6)	$0.49	$0.48	-3%
Fuel cost per available seat mile (9)	$0.13	$0.08	-37%
Average passenger fare (7)	$140.62	$143.68	2%
Average passenger trip length (miles) (8)	202	216	7%
Aircraft in service (end of period)	23	23	0%
Fuel cost per gallon (incl taxes & fees)	$3.36	$2.00	-40%

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

Net Income and Operating Income

The Net loss for the year ended December 31, 2009 was $7.5 million compared to a net loss of $14.8 million for the year ended December 31, 2008.

Our Net loss in 2009 was affected by two significant non-cash charges; (1) a trade name impairment pre-tax charge of $0.7 million related to the Academy; and (2) a valuation allowance of $2.0 million related to the write-down of the reported value of the deferred tax asset.  In terms of operations, our Net loss in 2009 was also significantly affected by significantly lower demand of 29% as measured by Revenue passenger miles.

Our Net loss in 2008 was affected by two significant non-cash charges; (1) a goodwill impairment pre-tax charge of $2.7 million related to the Academy; and (2) a valuation allowance of $4.0 million related to the write-down of deferred tax assets. In terms of operations, our net loss in 2008 was also significantly affected by the unprecedented rise in fuel prices during 2008, as well as a charge of $4.8 million related to loss on the sale of its fleet of eight Embraer aircraft and increased maintenance expenses related to engine overhaul expenses for the Embraer aircraft.

The year-over-year improvement in operating results for the year ended December 31, 2009 was primarily attributable to lower fuel prices, and to a lesser degree, capacity reductions and cost controls compared to last year. Additionally, in 2008, the Airline incurred a charge of $4.8 million related to loss on the sale of its fleet of eight Embraer aircraft. The following table identifies the operating profit or loss from each of our respective operating components:

(In thousands)	Year Ended December 31,
	2008	2009
Airline and charter	$(6,944)	$3,084
Academy	(3,063)	(886)
Total income (loss) from operations	(10,007)	2,198
Less: General and administrative	4,038	5,122
Consolidated income (loss) from operations	$(14,045)	$(2,924)

Loss on Sale of its Fleet of Eight Embraer Aircraft.  During the third and fourth quarters of 2008, we completed the sale of our fleet of eight Embraer Brasilia aircraft for a total gross purchase price of $12.8 million. As a result of these sales, we raised cash of approximately $5.1 million, net of expenses and the repayment of $7.2 million of senior bank debt during July 2008. As a result of these transactions, the Company recognized a pre-tax loss of $4.8 million during 2008.

Impairment Charges. We review for the impairment of identifiable intangible assets at least annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets”. Our Goodwill of $5,094,000 and Trade name for $0.7 million was recorded in connection with the acquisition of the Academy and consisted of the excess of cost over the fair value of net assets acquired.

Operating profits and cash flows of the Academy in 2008 were lower than expected due to the negative impact on student enrollment caused by industry-wide capacity reductions and pilot furloughs due to high fuel prices and a declining economy. Given these circumstances, the remaining goodwill value was eliminated by recognition of an impairment charge of $2.7 million in the Consolidated Statement of Operations for the year ended December 31, 2008. In 2009, due to 3 consecutive years of operating losses and continued low student enrollment demand due to the ongoing recessionary impact on the airline industry the trade name value was eliminated by recognition of an impairment charge of $0.7 million in the Consolidated Statement of Operations for the year ended December 31, 2009.

Revenue.  Total revenue declined 17% to $87.3 million in 2009 from $105.3 million in 2008. The overall revenue decrease was due principally to a 27 % capacity reduction in 2009 that led to a 33% decline in passenger revenue during 2009, offset by an increase $4.2 million of charter revenue during 2008 resulting from the increased Cuba charter revenues associated with the relaxation of travel restrictions for Cuban Americans by the U.S. Government. The following table identifies the revenue contribution from each of our respective operating components:

(In thousands)	Year Ended December 31,
	2008	2009	% Change
Revenue
Airline passenger revenue	$88,527	$59,753	-32.5%
Essential Air Service	2,512	8,302	230.5%
Charter, Academy and other revenue	14,217	19,249	35.4%
Total Revenue	$105,256	$87,304	-17.1%

Airline Passenger Revenue.  Airline passenger revenue decreased 32.5% for 2009 compared to 2008.  This decrease was primarily attributable to a 34% decrease in the number of passengers carried, partially offset by a 2% increase in average fares.  Unit revenue, or revenue per available seat mile, for 2009 declined 4% from 2008. The passenger revenue declines are primarily due to capacity reductions implemented in October 2008 to align capacity more closely with declining demand due to a weakened economy.

The decline in airline passenger revenue was partially offset by an increase of $5.8 million of Essential Air Service revenue from the Department of Transportation for the full year of 2009 as compared to the October 2008 initiation of five new routes from Continental Airline’s Cleveland hub in.

We reduced our available seat mile capacity for 2009 by 27% compared to 2008. Our average passenger fare increased during 2009 to $143.68 from $140.62 during 2008. The increased fares and the excess baggage fees (included in Charter and other revenue) helped to offset reduced revenue passengers carried.

Charters, Other Revenue and Academy.  Charter and other revenue increased 50% to $17.2 million for 2009 from $11.5 million for 2008. Revenue from the Cuba charter was $12.2 million for 2009 compared to $8.0 million for 2008 resulting from the relaxation of travel restrictions for Cuban Americans by the U.S. government.

Academy revenue decreased 25% for 2009 compared to 2008.  The decrease was due to lower pilot attrition rates at the Airline that resulted in a decline in intercompany revenue charged to Gulfstream for pilot training, as well as fewer commercial pilot students due to a contraction of demand for pilots within the airline industry.

Airline Operating Expenses. The following table presents the Airline’s operating expenses, before general and administrative expenses and the elimination of intercompany expenses, for 2008 and 2009:

Airline Operating Expenses
	Twelve Months Ended December 31,			Percentage of Airline Revenue
(In thousands)	2008	2009	Percent Change	2008	2009

Flight operations	$14,556	$15,636	7.4%	14.2%	18.3%
Aircraft fuel	30,350	13,918	-54.1%	29.6%	16.3%
Aircraft rent	5,911	6,093	3.1%	5.8%	7.1%
Maintenance	24,478	21,625	-11.7%	23.9%	25.4%
Passenger service	21,759	19,352	-11.1%	21.2%	22.7%
Promotion & sales	6,623	4,986	-24.7%	6.5%	5.8%
Depreciation and amortization	2,754	1,218	-55.8%	2.7%	1.4%
Loss on sale of prop. & equip.	4,754	-	NM	4.6%	0.0%
	$111,185	$82,828	-25.5%	108.4%	97.1%

Flight Operations. Major components of flight operations expense include pilot, flight attendant and other operations personnel compensation, pilot training expenses and wet-lease (aircraft, crews, and fuel) costs for charter flights.  Flight operations expenses for 2009 increased by 7% to $15.6 million compared to $14.6 million for 2008.

Wet lease costs attributable to Charters increased $2.9 million. The remaining flight operations costs declined primarily due to capacity reductions instituted during 2008 in conjunction with the sale of the Embraer aircraft

Aircraft Fuel. The average price per gallon for jet fuel for the year ended December 31, 2009 was $2.00, compared to $3.36 for the year ended December 31, 2008 as a result of favorable commodity market conditions. Fuel declined as a percent of airline revenue to 16.3% for 2009 from 29.6% for 2008.

Aircraft Rent. Aircraft rent is related to the lease costs associated with our 23 Beech 1900D aircraft. Aircraft rent for the March 2009 quarter included an additional expense of $203,000 associated with a lease provision obligating the Company to repay past aircraft rent concessions, if future jet fuel prices declined below a certain threshold. The maximum cumulative adjustment of this lease provision was $312,000, all of which has been recognized as of December 31, 2009. Aircraft rent expense for 2008 included lease expense for 27 aircraft for a portion of the year..

Maintenance. Major components of maintenance expense include compensation, repair parts and materials, and expenses incurred from third party service providers required to maintain our aircraft engines and other flight equipment. Maintenance expense decreased 12% to $21.6 million for 2009 compared to $24.5 million for 2008. The decrease in maintenance and repairs expense in the year ended December 31, 2009 was primarily attributable the capacity reductions instituted during 2008 primarily due to the sale of the Embraer aircraft offset by additional maintenance expenses associated with the Cleveland hub, which began operation in October 2008 and expenses associated with enhanced maintenance operations.

Passenger Service. Major components of passenger service expense include ground handling services, airport counter and gate rentals, compensation paid to airport employees, passenger liability insurance, security and miscellaneous passenger-related expenses. Passenger service expense decreased 11% to $19.4 million for the year ended December 31, 2009 compared to $21.8 million for the year ended December 31, 2008 and was primarily attributable to capacity reductions, reduced flights at certain higher-cost airports, as well as lower interrupted trip expenses. These lower expenses were partially offset by higher passenger service costs for our Cuba charter operation.

Promotion and Sales. Major components of promotion and sales expense include credit card and travel agent commissions, frequent flyer program costs and reservation system fees. Promotion and sales expense declined 24.7% to $5.0 million for the year ended December 31, 2009 compared to $6.6 million for 2008, due primarily to a 34% decline in passengers compared to the same period last year

Depreciation and amortization expense. Depreciation and amortization expense decreased to $1.5 million for the year ended December 31, 2009 from $2.8 million for 2008. This decrease was primarily due to the sale of our fleet of eight Embraer aircraft during the third quarter of 2008.

General and Administrative and Academy Operating Expense. Our general and administrative expenses include the expenses of the Academy, as set forth in the following table:

Consolidated general and administrative
	Twelve Months Ended Dec. 31,		Percent
(In thousands)	2008	2009	Change

General and administrative expenses	$4,038	$5,122	26.8%
Academy expenses	3,072	2,229	-27.4%
Consolidated general and administrative	$7,110	$7,351	3.4%

General and administrative expenses, excluding Academy expenses, increased 26.8% to $5.1 million for the year ended December 31, 2009 compared to $4.0 million for 2008. Most of these increases were attributable to public-company expenses, including Sarbanes-Oxley compliance and the recognition of a loss contingency related to an FAA proposed civil penalty, as well as related expenses for legal and consulting services.

Academy expenses decreased by 27.4% to $2.2 million for the year ended December 31, 2009 compared to $3.1 million for 2008, primarily due to lower expenses associated with fewer students.

Non-Operating Income and Expense

Interest expense increased to $2.3 for the year ended December 31, 2009 compared to $1.3 for the year ended December 31, 2008. The increase was primarily due to interest expense, debt discount and issuance expenses related to the $6.1 million of debentures issued in September 2008.

Other non-operating expense increased $260,000 due to amortization of the discount associated with the derivative warrant liability related to the Senior secured debenture.

Income Taxes

The Company's net deferred tax assets before valuation allowance as of December 31, 2009 totaled $8.1 million, most of which relates to net operating losses that expire in various years through 2029. The net deferred tax asset amount of $2.0 million included in the balance sheet as of December 31, 2008 was fully reserved of December 31, 2009. The Company increased the valuation allowance during 2009 based on both the uncertain economic environment and the Company’s current liquidity position.

Liquidity and Capital Resources

Overview

Liquidity refers to the liquid financial assets available to fund our business operations and financial obligations. These liquid financial assets consist of cash as well as short-term investments. As of December 31, 2009, our cash and cash equivalents balance was $2.3 million, and we had a negative working capital of $13.1 million. As of December 31, 2008, our cash and cash equivalents balance was $3.2 million, and we had a negative working capital of $8.2 million.

For the year ended December 31, 2009, we generated less cash flow from operations than initially projected at the beginning of the year due to lower revenue and higher fuel costs than forecasted. From October 2008 to December 31, 2009, we also repaid over $4.4 million of debt and restructured creditor obligations.

During the second-half of 2009, Gulfstream experienced significant deterioration in its revenue environment, which, combined with rising fuel costs, resulted in greater than anticipated losses and pressure on its liquidity outlook.  While part of the revenue weakness was the result of recessionary economic conditions, the situation was made particularly acute by new low-fare competition in certain of our markets.

With an increasingly weakened balance sheet, Gulfstream found it necessary to attract new capital beginning in the fourth quarter of 2009. With liquidity needs becoming more urgent, in January 2010 the airline found itself in an unsustainable financial situation.  As such, the Company retained Berger Singerman and Mesirow Financial Advisors to assist in its restructuring and financing activities.  Although the Company believes that its revenue and liquidity will improve in future periods, the Company continued to actively seek short-term financing to meet its near-term liquidity requirements and to allow sufficient time to significantly increase its equity capital base to support long-term growth opportunities, as well as the purchase of its twenty-one (21) aircraft leased from Raytheon Aircraft Credit Corporation.

These near-term financing transactions and restructuring efforts, which are described below, are essential due to our current liquidity position, as well as several additional factors, including a highly seasonal business, the ongoing risk posed by a relatively weak economy, the potential for continued volatility in the price of jet fuel, the necessity for funds to satisfy or compromise civil penalties proposed by the Federal Aviation Administration, and scheduled payments of debt and restructured creditor obligations over the next two years.

We can make no assurance that our efforts to improve liquidity or to obtain longer-term growth-oriented equity financing will be completed successfully, that we will have adequate funds to satisfy or compromise the civil penalties proposed by the FAA or that alternative sources of capital will be available to us. If additional equity capital is not available in the next several months, we would likely experience a significant liquidity shortfall before the end of 2010, and would be unable to fund continued operations or meet our financial obligations.

Conversion of $1 million Subordinated Convertible Debenture

At the October 20, 2009 Annual Meeting of shareholders, the Company’s shareholders approved a reduction in the conversion price to $1.975 from $3.00 relating to the $1 million Subordinated Convertible Debenture issued to Gulfstream Funding I, LLC in September 2008. The conversion to equity of the debenture and accrued interest expense was effective on October 20, 2009 and resulted in the issuance of 578,342 shares of the company’s common stock.

Issuance of $1.5 million of Subordinated Notes

On October 7, 2009, the Company issued a subordinated note to Gulfstream Funding II, LLC (“GF II”) for $1.5 million that matured on January 15, 2010 and bore interest at 12%. On January 15, 2010, the Company and GF II agreed to enter into one or more definitive agreements to extend the maturity date of the Note and to provide for the conversion of the outstanding principal amount of the Note and all accrued and unpaid interest thereon (collectively, the “Debt”) into preferred stock of the Company at current market prices. Upon the execution of such agreements by the Company and GF II, the Company will file a Current Report on Form 8-K disclosing the transaction and including such agreements as exhibits.  In addition, GF II waived any event of default, which would have occurred due to the Company’s failure to repay the Debt on the maturity date.

Sale of Units of Common Stock and Warrants

On January 29, 2010, the Company consummated the closing under a Unit Purchase Agreement with seven accredited investors (the “Investors”) pursuant to which the Company sold to the Investors units of its securities (the “Units”) consisting of (i) one share of common stock of the Company, par value $0.01 per share (the “Common Stock”); and (ii) warrants to purchase three-quarters of a share of Common Stock (the “Warrants”), at a per Unit purchase price of $1.40 for aggregate gross proceeds of $327,300. Upon completion of the closing, the Company sold to the Investors an aggregate of 233,786 shares of  Common Stock and Warrants to purchase an aggregate of 175,339 shares of Common Stock.

Forbearance Agreement with Raytheon Aircraft Credit Corporation

On February 11, 2010, Gulfstream received a notice of default (the “Default Notice”) from Raytheon Aircraft Credit Corporation (“RACC”), Gulfstream’s principal aircraft lessor, pursuant to which RACC notified Gulfstream that it was in default of the payment of certain obligations under Airliner Operating Lease Agreements, each dated August 7, 2003, and amended on August 2, 2005, and March 15, 2006 (the “Lease Agreements”), by and between Gulfstream and RACC, pursuant to which Gulfstream currently leases from RACC twenty-one (21) Beech 1900D aircraft. The default resulted from Gulfstream’s failure to make its scheduled lease payments for the month of February 2010. Accordingly, RACC demanded that Gulfstream make such payments on or before February 19, 2010. The failure to make such payment would have given RACC the right to terminate the Lease Agreements, thereby prohibiting  Gulfstream from using the leased aircraft. Also pursuant to the Default Notice, RACC claimed that Gulfstream is in default in certain other payments under a separate agreement dated as of December 19, 2008 by and between Gulfstream and RACC (the “December  Agreement”), which defaults are also considered to be defaults under the Lease Agreements. RACC indicated in the Default Notice that if Gulfstream made the required payments under the Lease Agreements by February 19, 2010, it is prepared to discuss the manner in which the Company can cure or otherwise address the December Agreement defaults.

On February 19, 2010, Gulfstream made the required payment to RACC, which allowed it to continue operating the aircraft covered by the Lease Agreements. In addition, on February 19, 2010, RACC advised Gulfstream that it would forebear from exercising any of its rights under the December Agreement or the Lease Agreements, provided that Gulfstream remains current in payment of future lease payments and provides RACC by April 20, 2010 with a mutually acceptable debt and financial restructuring plan that provides for a feasible basis to enable Gulfstream to continue to meet its ongoing financial obligations under the Lease Agreement and commence to repay restructured amounts due under the December Agreement, which presently amount to approximately $3 million. We are also engaged in related restructuring discussions with Pratt & Whitney Canada with respect to approximately $2.5 million of past-due creditor obligations. See Note (9) Engine Return Liability and the Restructuring of Other Obligations, for background information regarding this matter.

Although we believe that we will be able to establish a plan that is acceptable to RACC and Pratt & Whitney Canada regarding the restructuring of current obligations, there can be no assurance that we will be able to do so, or will not otherwise default in future payments under the RACC Lease Agreements or the Pratt & Whitney Agreement.

Issuance of $1.0 million of Senior Secured Notes and Warrants

On February 26, 2010, the Company completed a $1,000,000 debt financing pursuant to purchase agreements for senior secured notes and warrants with accredited investors and/or qualified institutional purchasers (the “Investors”) pursuant to which the Company sold to the Investors (i) 12% Senior Secured Notes due December 31, 2010 in an aggregate principal amount of $1,000,000 (the “Notes”); and (ii) warrants, exercisable at $1.22 per share (the “Exercise Price”) (subject to customary anti-dilution adjustments) and expiring February 28, 2015 (the “Warrants”), to purchase an aggregate of 409,827 of shares of the Company’s common stock (the “Common Stock”).  The number of Warrants issued to each Investor was determined by dividing (a) 50% of the principal amount of the Notes purchased by the Investors, by (b) the Exercise Price of the Warrants.  However, if the Notes are not prepaid by the Company in full by June 30, 2010, then the shares of Common Stock issuable upon exercise of the Warrants (the “Warrant Shares”) would represent 100% of the original $1,000,000 principal amount of the Notes divided by the Exercise Price. Accordingly, if the Notes are not paid in full by June 30, 2010, assuming no anti-dilution adjustments to the Warrant Shares or the Exercise Price, the aggregate of 409,827 Warrant Shares would increase to 819,654 Warrant Shares.

Forbearance Agreement with Shelter Island Opportunity Fund and Amendment to Debenture

In August 2008, the Company obtained an original $5,100,000 debt financing with Shelter Island Opportunity Fund LLC (“Shelter Island”) pursuant to a securities purchase agreement (the “Shelter Island Agreement”) and a secured original issue discount debenture due August 31, 2011 (the “Debenture”) of which $3,659,000 was outstanding as of February 26, 2010.   As part of such financing, the Company granted Shelter Island a first priority lien and security interest on all of the assets and properties of the Company and its subsidiaries, issued certain warrants to Shelter Island and granted Shelter Island a right to “put” the warrants to the Company for $3,000,000. In December 2009 and January 2010, Shelter Island agreed to defer the December and January interest payments under the Debenture.

On February 26, 2010, the Company and Shelter Island entered into a Forbearance Agreement and Amendment to Debenture (the “Forbearance Agreement”) which reduced the Company’s potential liability under the put option from $3,000,000 to $1,050,000 and rescheduled certain principal and interest payments under the Debenture to reduce near-term liquidity requirements.

Under the terms of the Forbearance Agreement, Shelter Island agreed to forbear from exercising its rights and remedies under the Shelter Island Agreement until the occurrence of (a) the failure by the Company to comply with the terms, covenants and agreements of the Forbearance Agreement; and (b) the occurrence of any event of default under the Debenture or the Shelter Island Agreement (collectively, a “Termination Event”).  One of the covenants to be performed by the Company under the Forbearance Agreement is the obligation of the Company to raise an additional $1.5 million of debt or equity financing by March 26, 2010, subsequently changed to March 31, 2010, or otherwise satisfy Shelter Island that the Company has adequate liquidity and working capital. Shelter Island confirmed on March 31, 2010 that the Company complied with this covenant based primarily on the first closing under a Series A Convertible Preferred Stock Purchase Agreement described below under the heading, Sale of up to $2.5 million of Convertible Preferred Stock and Warrants.

Pursuant to the Forbearance Agreement the parties amended the Debenture, as follows (i) the Company shall pay interest on the outstanding principal amount monthly in cash, commencing March 31, 2010; (ii) the Company shall pay monthly installments on the outstanding principal amount commencing April 30, 2010 and on the last trading day of each month thereafter until the August 31, 2011 maturity date of the Debenture; and (iii) the Company may prepay all or any portion of the outstanding principal amount of the Debenture together with a premium equal to 5% of outstanding principal amount being prepaid; provided that, if such prepayment is made in 2011, there shall be no premium applicable.  The Company, each of its subsidiaries and Shelter Island also entered into an Omnibus Amendment to the Guaranty Agreements pursuant to which, without limitation, the parties agreed to amend the existing guarantees to include the repayment of the Shelter Island Note.

As indicated above, Shelter Island currently holds a first priority lien and security interest on all of the assets of the Company and its subsidiaries.  Under the terms of the Intercreditor Agreement, Shelter Island agreed to subordinate its first priority lien on the accounts receivable of the Company and its subsidiaries and the proceeds thereof, to the lien granted to the Investors under the Security Agreement with TBI to the extent of the deferred principal and accrued interest under the Notes.  Shelter Island retained its first priority security interest in all of the other assets and properties of the Company and its subsidiaries.

As contemplated in the original warrant to purchase Common Stock issued to Shelter Island on August 31, 2008 (the “Original Warrant”), on February 26, 2010 the Company divided the Original Warrant into (a) a warrant in the form of the Original Warrant initially exercisable into 70,000 shares of Common Stock (the “Put Warrant”); and (b) a warrant in the form of the Original Warrant (the “Remaining Warrant”, and together with the Put Warrant, the "Divided Warrants") such that the aggregate number of shares of Common Stock of Company that are initially exercisable under the Divided Warrants (inclusive of the 70,000 Shares of Common Stock initially issuable under the Put Warrant) shall equal, in the aggregate, 15% of the fully-diluted shares of Company Common Stock issued and outstanding immediately following consummation of the transactions contemplated under the Forbearance Agreement and the TBI Purchase Agreement, after giving pro-forma effect to the conversion into Common Stock of all Company convertible securities and the exercise of all Company granted options and warrants, including the Warrants issued to the Investors.  As a result of consummation of the above transactions with Shelter Island and the TBI Investors, the aggregate number of shares issuable upon conversion of the Divided Warrant is 914,189 shares of Company Common Stock.

The Company and Shelter Island also entered into an Amendment to the Put Option Agreement (the “Put Option Amendment”) dated as of August 31, 2008 under which, among other things, the exercise price applicable for all the put shares under the put option was reduced from $3,000,000 to $1,050,000, or $15.00 per share.

As consideration for its financial accommodations, the Company paid Shelter Island an additional $250,000 as a forbearance fee, by delivering a $250,000 promissory note (the “Shelter Island Note”) due on the earlier of (i) August 31, 2011, and (ii) the date the Debenture is permitted or required to be paid in accordance with its terms.  The Shelter Island Note accrues interest at a rate of 9% per annum and is payable in cash on a monthly basis beginning on February 26, 2011.

Sale of up to $2.5 million of Convertible Preferred Stock and Warrants

On March 31, 2010, Gulfstream International Group, Inc. consummated the first closing under a Series A Convertible Preferred Stock Purchase Agreement (the “Purchase Agreement”) with 17 accredited investors (the “Investors”) pursuant to which the Company sold to the Investors (i) an aggregate of 118,500 shares of Series A Convertible Preferred Stock, par value $0.001 and stated value $10.00 per share (the “Preferred Shares”), convertible into 1,185,000 shares of common stock of the Company, par value $0.01 per share (the “Common Stock”); and (ii) 5-year warrants to purchase an aggregate of 592,500 shares of Common Stock (the “Warrants”), representing 50% of the number of shares of Common Stock issuable upon conversion of the Preferred Shares, for aggregate gross proceeds of $1,043,000 (the “Offering”). The Warrants expire on March 31, 2013 and are exercisable into shares of Common Stock at an exercise price equal to $1.75 per share, subject to adjustment as set forth in the Warrants.

Pursuant to the Certificate of Designation, Preferences and Rights of the Series A Convertible Preferred Stock of the Company which was filed with the State of Delaware on March 31, 2010 (the “Certificate of Designation”), each Preferred Share is convertible into 10 shares of Common Stock. In addition, the Preferred Shares pay an annual dividend at the rate of 12% per annum, payable quarterly, on the last business day of each December, March, June and September (each a “Dividend Payment Date”), payable on each Dividend Payment Date as follows: (i) 60% of each quarterly dividend (based on an annual rate of 7% per annum) shall be payable in cash, and (ii) 40% of each quarterly dividend (based on an annual rate of 5% per annum) shall be payable either in cash, or at the sole option of the Company, in additional shares of Common Stock, calculated for such purposes by dividing the amount of the quarterly dividend then payable by 100% of the market price of the Common Stock on such Dividend Payment Date.  Unless previously converted into Common Stock, all Preferred Shares outstanding on the earlier to occur of (a) the date on which the average of the market prices of the Common Stock for any 20 consecutive trading days shall be $2.00 or higher, or (b) 5 years from the Preferred Shares issuance date, shall be automatically converted into Common Stock at the Conversion Price then in effect.

In addition, on March 31, 2010, 4 of the 7 purchasers of the Company’s units consisting of one share of Common Stock (the “Shares”), and warrants to purchase three-quarters of a share of Common Stock (the “Prior Warrants”) which was consummated on January 29, 2010 (the “Prior Offering”) and described above under the heading, Sale of Units of Common Stock and Warrants, entered into a letter agreement with the Company (the “Exchange Agreement”) pursuant to which such purchasers agreed to exchange their Shares and Prior Warrants for Preferred Shares and Warrants, under the same terms and conditions applicable to Investors in the Offering.  Such purchasers also agreed that the Company shall have no further obligations or liabilities in connection with the transaction documents executed and delivered with respect to the Prior Offering, including, without limitation, the Unit Purchase Agreement, the Registration Rights Agreement and the Prior Warrant, each dated as of January 29, 2010, and each of which are terminated in any and all respects. See Note (20) Subsequent Events, Sale of Units of Common Stock and Warrants.

On March 31, 2010, the Company and the Investors entered into a Registration Rights Agreement under which the Company is obligated to file a registration statement (the “Registration Statement”) with the Securities and Exchange Commission (the “SEC”) registering the shares of Common Stock issuable upon conversion of the Preferred Shares and upon exercise of the Warrants for resale by the Investors on or prior to April 30, 2010 (the “Filing Date”).  In addition, the Company agreed to use its best efforts to cause the SEC to declare the Registration Statement effective by the earlier of (i) 150 days following the Filing Date; and (ii) 180 days following the Filing Date if the SEC conducts a full review of the Registration Statement.

In connection with the first closing of the Offering, the Company paid/issued the placement agent (i) cash commissions in the amount of 9% of the total purchase price received by the Company in the first closing; (ii) a non-accountable expense allowance equal to 2% of the total purchase price received by the Company in the first closing; and (iii) Warrants to purchase 114,730 shares of Common Stock, which represents 11% of the total purchase price received by the Company in the first closing.

The following table summarizes key cash flow information for the years ended December 31, 2008 and 2009:

	Twelve Months Ended December 31,
Cash Flow Data:	2008	2009
	(in thousands)
Cash Flow Provided by (used in):
Operating Activities	$(8,447)	$(718)
Investing Activities	10,484	(836)
Financing Activities	(2,760)	599
Net increase (decrease) in cash and cash equivalents	$(723)	$(955)

Operating activities

Cash used in operating activities was $0.7 million for the year ended December 31, 2009. During this period, cash was used for payments of the Senior debenture and to creditors for restructured obligations that reduced our accounts payable - restructured by $0.7 million and our engine return liability by $1.7 million and to fund the operating loss.

Cash used in operating activities was $8.4 million for the year ended December 31, 2008. During this period, cash was used primarily to fund the operating loss, which was significantly impacted by substantial increases in jet fuel costs and increased maintenance expenses related primarily to our fleet of eight Embraer Brasilia aircraft.

Investing activities

Cash used in investing activities for the year ended December 31, 2009 was $0.8 million and was primarily due to acquisition of aircraft equipment.

Cash provided by investing activities for the year ended December 31, 2008 was $10.5 million and primarily resulted from the sale of our fleet of eight Embraer Brasilia aircraft during the third quarter of 2008.

Financing activities

Cash provided by financing activities for the year ended December 31, 2009 was primarily due to the consummation of a Note Purchase Agreement for $1.46 million but partially offset by payments of $1.2 million on its Senior Debentures

Cash used by financing activities for the year ended December 31, 2008 included debt repayments of $8.7 million, including aircraft financing for aircraft sold in 2008. but offset by $6.1 million of face value from the issuance of debentures, and $0.9 million of net proceeds from the sale to the underwriter of over-allotment shares associated with our initial public offering in December 2007.

Debt and Other Contractual Obligations

Maintenance Hangar Lease at Hollywood-Fort Lauderdale Airport

We perform our airplane maintenance and repairs primarily at our maintenance hangar located at Hollywood-Fort Lauderdale Airport. The lease for Gulfstream’s principal maintenance facility expires at the end of May 2010. Broward County has been considering for some time an improvement to FLL that will eventually result in a teardown of Gulfstream’s maintenance hangar and require Gulfstream to seek an alternate location for a successor maintenance hangar on the airfield. We are presently in negotiations with Broward County for a lease at a nearby existing site at FLL.

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, or liquidity or capital expenditures.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The information set forth below should be read together with Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing herein.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Gulfstream International Group, Inc.:

We have audited the accompanying consolidated balance sheets of Gulfstream International Group, Inc. as of December 31, 2008 and 2009 and the related consolidated statements of operations, changes in stockholders’ equity (deficit) and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2008 and 2009 and the results of operations and cash flows for the years then  ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Notes 1, 20 and 21. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Cherry, Bekaert & Holland, L.L.P.

Cherry, Bekaert & Holland, L.L.P.
April 14, 2010

GULFSTREAM INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

	As of December 31,
	2008	2009
Assets
Current Assets
Cash and cash equivalents	$3,215	$2,260
Accounts receivable, net	4,205	3,426
Expendable parts and aircraft fuel	1,194	1,210
Prepaid expenses	648	1,135
Total Current Assets	9,262	8,031

Property and Equipment
Flight equipment	3,366	3,809
Other property and equipment	1,373	1,546
Less accumulated depreciation	(1,946)	(2,658)
Total Property and Equipment	2,793	2,697

Intangible assets, net	3,778	2,837
Deferred tax assets	2,032	-
Other assets	1,505	1,213
Total Assets	$19,370	$14,778

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities
Accounts payable and accrued expenses	$9,566	$12,694
Accounts payable - restructured, current portion	2,761	2,606
Long-term debt, current portion	529	3,864
Engine return liability, current portion	2,432	1,168
Air traffic liability	1,491	1,391
Deferred tuition revenue	728	929
Total Current Liabilities	17,507	22,652

Long Term Liabilities
Accounts payable, restructured, net of current portion	988	426
Long-term debt, net of current portion	2,850	-
Engine return liability, net of current portion	461	-
Warrant liability	2,229	2,639
Total Liabilities	24,035	25,717

Stockholders' Equity (Deficit)
Common stock	30	36
Additional paid-in capital	13,088	14,236
Common stock warrants	252	61
Accumulated deficit	(17,721)	(25,272)
Accumulated other comprehensive loss	(314)	-
Total Stockholders' Equity (Deficit)	(4,665)	(10,939)
Total Liabilities & Stockholders' Equity (Deficit)	$19,370	$14,778

The accompanying notes are an integral part of these consolidated financial statements

GULFSTREAM INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Years Ended December 31,
	2008	2009
Operating Revenues
Passenger revenue	$88,526	$59,753
Academy, charter and other revenue	16,730	27,551
Total Operating Revenues	105,256	87,304

Operating Expenses
Flight operations	12,859	15,005
Aircraft fuel	30,350	13,918
Maintenance	24,478	21,625
Passenger and traffic service	21,759	19,352
Aircraft rent	5,911	6,093
Promotion and sales	6,623	4,986
General and administrative	7,110	7,351
Depreciation and amortization	2,754	1,218
Intangible asset impairment	2,703	680
Loss on sale of equipment	4,754	-
Total Operating Expenses	119,301	90,228

Operating profit (loss)	(14,045)	(2,924)

Non-operating (expense) income
Interest expense	(1,306)	(2,332)
Interest income	38	2
Loss on extinguishment of debt	-	-
Other (expense) income	5	(265)
Total non-operating (expense) income	(1,263)	(2,595)

Profit (loss) before income tax provision (benefit)	(15,308)	(5,519)
Income tax provision (benefit)	(509)	2,032
Net profit (loss)	$(14,799)	$(7,551)

Net Income (Loss) per share:
Basic	$(5.00)	$(2.45)
Diluted	$(5.00)	$(2.45)

Shares used in calculating net income (loss) per share:
Basic	2,957	3,076
Diluted	2,957	3,076

The accompanying notes are an integral part of these consolidated financial statements

GULFSTREAM INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2008	2009

Cash flows from operating activities:
Net income (loss)	$(14,799)	$(7,551)
Adjustment to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Impairment charge on assets held for sale	4,754	-
Depreciation and amortization	2,754	1,218
Impairment of intangible assets	2,703	680
Deferred income tax provision (benefit)	(524)	2,032
Amortization of deferred finance costs	713	1,284
Stock-based compensation	50	101
Write-off of unamortized overhaul costs	573	-
Amortization of warrant discount	69	258
Provision for bad debts	6	28
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	(1,301)	751
Decrease (increase) in expendable parts and fuel	(303)	(16)
Decrease (increase) in prepaid expense	(109)	(487)
Decrease (increase) in due from affiliates	640	-
Decrease (increase) in other assets	(763)	1
Increase (decrease) in accounts payable and accrued expenses	(6,303)	3,324
Increase (decrease) in accounts payable - restructured	3,918	(717)
Increase (decrease) in deferred revenue	541	101
Increase (decrease) in engine return liability	(1,066)	(1,725)
Net cash provided by (used in) operating activities	(8,447)	(718)

Cash flows from (used in) investing activities:
Acquisition of property and equipment	(1,427)	(836)
Net Proceeds from sale of equipment	11,911	-
Net cash provided by (used in) investing activities	10,484	(836)

Cash flows from (used in) financing activities:
Unrealized loss on fuel hedge contracts	(314)	314
Proceeds from borrowings	6,100	1,460
Repayments of debt	(9,352)	(1,175)
Proceeds from issuance of common stock	806	-
Net cash provided by (used in) financing activities	(2,760)	599

Net increase (decrease) in cash and cash equivalents	(723)	(955)
Cash, beginning of period	3,938	3,215
Cash, end of period	$3,215	$2,260

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$500	$-
Cash paid during the period for income taxes	-	-

Supplemental disclosure of non-cash investing and financing activities:
1] The Company reclassified a warrant of $191 from equity to a warrant liability at its fair value during 2009.
2] The Company converted the junior debenture to equity. The debt and associated accrued interest net of unamortized costs resulted in an increase to Additional paid-in capital of $1018. See Note 11 - Long Term Debt

3] In connection with the issuance of debentures in 2008, the Company issued warrants with a discounted net present value of $2,351
4] In 2009, long term debt was reclassifed as disclosed in Note 11- Long Term Debt

The accompanying notes are an integral part of these consolidated financial statements.

GULFSTREAM INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Twelve Months Ended December 31, 2008 and 2009
(In thousands)

	Common Stock		Additional Paid-in	Common Stock	Accumulated Other	Retained Earnings
	Number of Shares	Amount	Capital	Warrants	Comprehensive Loss	(Deficit)	Total
Balance December 31, 2007	2,840	$28	$12,234	$61	$-	$(2,922)	$9,401

Net loss						(14,799)	(14,799)
Change in fair value of fuel hedge contracts					(314)		(314)
Issuance of common stock upon exercise by underwriter of overallotment option, net of costs	120	2	804	-	-	-	806
Share based compensation	-	-	50	-	-	-	50
Issuance of warrants to debenture holders	-	-	-	191	-	-	191
Balance December 31, 2008	2,960	$30	$13,088	$252	$(314)	$(17,721)	$(4,665)

Net loss						(7,551)	(7,551)
Conversion of Subordinated Debt and Accrued Interest, net of deferred costs to Common Stock	573	6	1,012				1,018
Change in fair value of fuel hedge contracts	-	-	-	-	314	-	314
Share based compensation	-	-	101	-	-	-	101
Reclassification of debenture holders warrants to liabilities	-	-	-	(191)	-	-	(191)
Issuance of Common stock to debenture holders	23	-	35		-	-	35
Balance December 31, 2009	3,556	$36	$14,236	$61	$-	$(25,272)	$(10,939)

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

Pursuant to a services agreement between Gulfstream and GAC dated August 8, 2003 and amended on March 14, 2006, Gulfstream provides use of its aircraft, flight crews, the Gulfstream name, insurance, and other personnel, including passenger, ground handling, security, and administrative. Gulfstream also maintains the financial records for GAC. The agreement restricts the right of the owner of GAC to transfer the stock of GAC to anyone except the Company and any sales to the Company of GAC stock would be at a nominal price. The results of the Cuba charter business are consolidated as a variable interest entity for the years ended December 31, 2009 and December 31, 2008 pursuant to the requirements of generally accepted accounting principles in the United States (“U.S. GAAP”)

All intercompany accounts and transactions have been eliminated in the consolidated financial statements.

In connection with the preparation of the consolidated financial statements and in accordance with the recently issued guidance by the FASB, the company evaluated subsequent events after the balance sheet date through April 14, 2010.

Company Operations

Gulfstream is a regional air carrier providing scheduled passenger service to numerous destinations in Florida and the Bahamas.  Gulfstream also provides scheduled passenger service between Continental’s Cleveland hub and five smaller cities in Pennsylvania, West Virginia and New York in conjunction with Essential Air Service Routes awarded by the Department of Transportation. As of December 31, 2009, Gulfstream operated a fleet of twenty-three 19-seat Beechcraft “1900 Turboprop” passenger aircraft.  Gulfstream was incorporated in the state of Florida in November of 1988, and operated initially as an “on-demand” charter airline serving the South Florida area, Cuba and the Bahamas.  Following the Department of Transportation’s (“DOT”) approval, Gulfstream began scheduled flight service in December of 1990.

In January of 1997, Gulfstream signed a comprehensive five-year Alliance Agreement with Continental Airlines (“Continental”) to act as their “Continental Connection” in Florida and the Bahamas effective April 6, 1997.  Under the terms of this agreement, Continental handles all reservations, ticketing and collections for Gulfstream and all flights appear as Continental flight numbers.  Gulfstream receives passengers connecting from Continental hubs in Newark, Cleveland and Houston.  The agreement with Continental was amended and extended in December 1999, August 2003 and March 2006. The March 2006 amendment provides that the term will expire no sooner than November 3, 2011.  After such date, the Company or Continental may terminate the agreement, with or without cause, upon one hundred eighty (180) days written notice. Gulfstream currently also has alliance agreements with United Airlines and Copa Airlines.

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

Earnings Per Share

Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period presented.  Diluted net loss per share reflects the potential dilution that could occur from common stock issuable through stock based compensation including stock options, restricted stock awards, warrants and other convertible securities, as well as warrants issued by Gulfstream.

	Year ended December 31,
	2008	2009

Net loss	$(14,799,000)	$(7,551,000)
Effect of GIA warrants	-	-
Net loss - diluted	$(14,799,000)	$(7,551,000)

Weighted average of shares outstanding - basic and diluted	2,957,000	3,124,000

Loss per common share:
Basic	$(5.00)	$(2.45)
Diluted	$(5.00)	$(2.45)

In 2008 and 2009, there were 1,577,000 and 744,000 shares respectively, attributable to stock options and warrants that have been excluded from the weighted average shares outstanding because the effect on losses per share would have been anti-dilutive.

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

At various times during the year, the Company may maintain cash balances in excess of the amount insured by the Federal Deposit Insurance Corporation (FDIC).  Effective October 2008 through December 2009, banks were able to elect to participate in the FDIC “Transaction Account Guarantee Program”. For participating banks certain accounts are fully guaranteed by the FDIC through June 30, 2010. The exposure to the Company is solely dependent upon daily bank balances, the respective strength of the financial institutions and the level of the FDIC insurance.  At December 31, 2008 and December 31, 2009, amounts in excess of the then current FDIC limits totaled approximately $0 and $1.7, million respectively.

Accounts Receivable

Trade receivables and other receivables are carried at their estimated collectible amounts.  Trade credit is generally extended on a short-term basis; thus trade receivables do not bear interest.  Trade accounts receivable are periodically evaluated for collectability based on past credit history with customers and their current financial position.

Expendable Parts and Fuel

Expendable parts and aircraft fuel are carried at cost and recorded in a current asset account.  Expendable parts and fuel are charged to expense as they are used.

Property and Equipment

Flight equipment and other property and equipment are stated at cost.  Depreciation is being provided on the straight-line method over the estimated useful lives of the related assets as follows:  Airframes years; flight simulators – five to seven years; baggage handling, ground support, etc. - five to seven years; office equipment, fixtures and equipment - five years; computer equipment and software – three years; leasehold improvements - five years; and vehicles – three to five years. Residual values estimated for airframes and aircraft rotable parts are 20 percent of cost.

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

There was no impairment recognized during 2008 for long-lived and identifiable intangible assets. During 2009, as a result of net operating losses for the 3 years including 2009 and the uncertain economic performance in future periods the Academy recognized an impairment of the full value of the trade name of $680,000.

Goodwill

Goodwill consists of the excess of cost of an acquired entity over the fair value of the net assets acquired.  Goodwill is not amortized, but is tested at least annually for impairment, or if circumstances change that will more likely than not reduce the fair value of the reporting unit below its carrying amount.  As more fully described in Note 4, during the year ended December 31, 2008, the Company recorded an impairment charge of $2.7 million, related to goodwill.

Fair Value of Financial Instruments

The carrying amounts of financial instruments including cash, accounts receivable, accounts payable and accrued expenses approximate fair value as of December 31, 2008 and 2009, as a result of the relatively short maturity.  The Company believes the carrying amount of its long-term senior and subordinated debt approximate fair value based upon the interest rates for these instruments being near current market rates. Derivatives are valued at fair value.

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

In 2008, major engine maintenance for our Embraer 120 Brasilia owned aircraft was based on the built-in overhaul method.  The built-in overhaul method is based on segregation of the aircraft costs into those that should be depreciated over the useful life of the aircraft and those that require overhaul at periodic intervals. Thus, the estimated cost of the overhaul component included in the purchase price was allocated separately from the cost of the airframe. The initial overhaul component was determined based on estimated flying hours remaining to overhaul.  These capitalized overhaul components are amortized based on the ratio of monthly hours flown to estimated hours remaining to overhaul.  When major overhaul expenses are incurred, any unamortized balances are charged to current operating expense and the cost of the new overhaul is capitalized and amortized in the same manner.  During 2008, the Embraer 120 Brasilia were sold. See Note 3 Property and Equipment.

Revenue Recognition

Passenger revenue associated with airline tickets is recognized when transportation service is provided or when the ticket expires, rather than when a ticket is sold.

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

The amounts associated with passenger tickets sold by the Company are included in the consolidated balance sheet as air traffic liability until the transportation service is provided.  Those passenger tickets used during each period are specifically identified and included in the results of operations for the periods in which travel is completed.Charter revenue, excess baggage fees, and miscellaneous revenue are recognized when transportation service is provided. Enrollment fee revenue is based upon actual training hours used by the students of our pilot training academy.  The remaining unused hours represent deferred tuition revenue.

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

Income Taxes

Federal, state and local income taxes are calculated and recorded on the current period's activity in accordance with the tax laws and regulations that are in effect.  Deferred tax assets and liabilities are recorded for the expected future tax consequences of events that have been included in the consolidated financial statements or tax return. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the years in which the differences are expected to reverse. The differences relate primarily to reserve or provisional accounts, depreciation and amortization, and deferred revenues.

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

Stock-Based Compensation

 New, modified and unvested share based payment transactions with employees, such as stock options and restricted stock, are measured at fair value on the grant date and recognized as compensation expense over the vesting period.

See Note (13) Stock Options for a description of the Company’s Stock Incentive Plan, and information regarding stock options granted during 2009.

Recently Issued Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board ("FASB") issued ASC 810 (originally issued as SFAS No. 167, "Amendments to FASB Interpretation No. 46(R)". Among other items, ASC 810 responds to concerns about the application of certain key provisions of FIN 46(R), including those regarding the transparency of the involvement with variable interest entities. ASC 810 is effective for calendar year companies beginning on January 1, 2010. The Company does not believe the adoption of ASC 810 will have a significant impact on its financial position, results of operations, cash flows, or disclosures.

On September 23, 2009, the FASB ratified Emerging Issues Task Force Issue No. 08-1, "Revenue Arrangements with Multiple Deliverables" (EITF 08-1). EITF 08-1 updates the current guidance pertaining to multiple-element revenue arrangements included in ASC Subtopic 605-25, which originated primarily from EITF 00-21, also titled "Revenue Arrangements with Multiple Deliverables." EITF 08-1 will be effective for annual reporting periods beginning January 1, 2011 for calendar-year entities. The Company utilizes the accounting guidance provided in "Revenue Arrangements with Multiple De1iverables" in the timing of recognition of revenue associated with frequent flyer credits with business partners. The Company does not believe the adoption of ASC605-25 will have a significant impact on its consolidated financial statements

The Company adopted new accounting guidance related to its accounting for certain warrants. The new guidance clarifies the determination of whether an instrument or an embedded feature is indexed to an entity’s own stock, which would qualify as a scope exception under U.S. GAAP accounting for derivative instruments and hedging activities. Accordingly, the warrant was reclassified from equity to a liability and is valued at its fair value.

(2)  Accounts Receivable

At December 31, 2008 and 2009, receivables consisted primarily of ticket sales. These amounts are reflected on the balance sheet, net of an allowance for doubtful accounts of $28,000 and $54,000 at December 31, 2008 and 2009, respectively.

As a result of the code sharing agreements disclosed in Note 1, Gulfstream has a significant concentration of its revenue and receivables with Continental.  Accounts receivable from Continental as of December 31, 2008 and 2009 amounted to $1,850,000 and $1,360,000, or 41% and 40% of our total accounts receivable, respectively.

(3)  Property and Equipment

Property and equipment consisted of the following at December 31, 2008 and 2009 (in thousands):

	2008	2009

Aircraft	$300	$300
Aircraft rotable parts	1,787	1,956
Flight equipment	1,280	1,553
Ground equipment	783	902
Computer equipment and software	123	142
Office equipment	71	100
Leasehold improvements	244	246
Vehicles	151	155
	4,739	5,354
Less: accumulated depreciation	1,946	2,658
Property and equipment, net	$2,793	$2,696

On June 26, 2008, Gulfstream entered into an Aircraft Purchase and Sale Agreement (the “Agreement”) to sell seven of Gulfstream’s total of eight Embraer EMB-120ER aircraft, including the two Pratt & Whitney PW118 engines installed on each aircraft, for a total gross purchase price of $12,250,000. The eighth aircraft was sold to a separate party, including the two Pratt & Whitney PW118 engines installed on the aircraft, for a total gross purchase price for $565,000. As a result of these transactions, the Company recognized a loss of $4.8 million during the year ended December 31, 2008.

Depreciation and amortization of property and equipment amounted to $2,454,000 and $874,000 for 2008 and 2009, respectively.

(4)  Goodwill

            Goodwill of $5.1 million was recorded in connection with the acquisition of the Academy and consisted of the excess of cost over the fair value of net assets acquired, (See Note 1 Nature of Operations and Summary of Significant Accounting Policies) and was written down to $2.7 million prior to 2008. In 2008, an unprecedented rise in jet fuel prices and declining economic conditions caused a negative impact on airline travel. The contraction of the airline industry and the furlough of some commercial airline pilots caused a significant reduction in the demand for services provided by the Academy. As a result, the fair value of the Academy’s goodwill at December 31, 2008 was estimated based on the present value of expected future cash flows, and the carrying amount of the Academy goodwill was determined to exceed its fair value. Therefore, an impairment charge of $2.7 million for the remainder of the Academy goodwill was recognized in the Consolidated Statement of Operations for the year ended December 31, 2008.

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

The Company has also deemed the Academy’s trademark to have an indefinite useful life. Factors indicating potential impairment include, but are not limited to, significant decreases in the market value of the long-lived assets, a significant change in the condition of the long-lived assets and operating cash flow losses associated with the use of the long-lived assets.  The Academy’s operations have produced operating losses in the 3 years ending December 31, 2009.  Management believes that the operating cash flow losses associated with the use of this long-lived asset, do not support the value of the trade name and therefore it was recognized as an impairment charge during 2009.

The following table sets forth the components of intangible assets as of December 31, 2008 and 2009 (in thousands):

		January 1,	Year ended December 31,
	Useful life	2008	Impairment	Amortization	2008	Impairment	Amortization	2009

GIA Affiliation Agreement with Continental	74 months	$1,143		$(275)	$868		$(261)	$607

GIA FAR 121 Operating Certificate	Indefinite	2,230			$2,230			$2,230

Gulfstream Training Academy Tradename	Indefinite	680			$680	$(680)		$-

		$4,053	$ -	$(275)	$3,778	$(680)	$(261)	$2,837

Accumulated amortization was $1,002 as of December 31, 2009.  Estimated amortization expense for the years ending December 31, is as follows (in thousands):

2010	261
2011	261
2012	85
2013
$607

(6) Other Assets

        Other assets at December 31, 2008 and 2009 are comprised of the following (in thousands):

	2008	2009
Deferred debt costs	$628	$390
Deposits	575	544
Licenses and operating rights	283	258
Other assets	19	21
Total other assets	$1,505	$1,213

 (7)  Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities at December 31, 2008 and 2009 are comprised of the following (in thousands):

	2008	2009
Accounts payable	$5,134	$7,449
Accrued payroll and payroll burden	453	502
Accrued vacation	781	904
Accrued taxes	623	663
Accrued fuel	621	1,295
Accrued leases	386	360
Accrued workers compensation	21	109
Accrued interest	40	35
Accrued audit and legal fees	60	181
Accrued Government Security expense	56	427
Accrued customer reservation system fees	188	174
Other current liabilities	1,175	510
Total accounts payable and accrued liabilities	$9,566	$12,694

(8)  Fuel Hedge

       The Company was a party to derivative instruments for the purpose of hedging the risks of increases in jet fuel prices through February 2009 covering approximately 20% of its estimated fuel usage. These fuel hedge contracts were established effective September 1, 2008 as a requirement by the lender pursuant to the Securities Purchase Agreement for the issuance of the Senior Debentures. See Note 11 Long-Term Debt.

               The Company was a party to derivative instruments for the purpose of hedging the risks of increases in jet fuel prices through February 2009 covering approximately 20% of its estimated fuel usage. These fuel hedge contracts were established effective September 1, 2008 as a requirement by the lender pursuant to the Securities Purchase Agreement for the issuance of the Senior Debentures. See Note 11 Long-Term Debt.

                These derivative contracts qualified as cash flow hedging instruments and are reported on the balance sheet at December 31, 2008 at their fair value. The unrealized gain or loss on the effective portion of the hedge is reported as a component of Accumulated Other Comprehensive Loss. As the hedged fuel is purchased, the realized gain or loss is recorded in operating expenses.

       The Company recognized a loss on settled hedges of $340,000 for 2008.  At December 31, 2008, the Company recognized unrealized losses of $314,000 on outstanding fuel hedge contracts and included such amount in Accumulated Other Comprehensive Loss. The Company recognized the loss upon settlement of the related hedges in 2009.

(9)   Engine Return Liability and the Restructuring of Other Obligations

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

On December 19, 2008, Gulfstream entered into a restructuring agreement (the “Agreement”) with RACC, as well as an amended engine maintenance agreement with P&W (the “P&W Agreement”). Pursuant to the Agreement, Gulfstream agreed to:

(a) Make payments totaling $535,469 by June 2009, which were made, to RACC for costs and expenses to bring Loaner Engines that Gulfstream had previously returned to RACC into compliance with return conditions.

(b) Return to RACC seven of the Loaner Engines, with the remainder to be returned no later than August 6, 2010.

(c) Make payments for the cost of repairing and overhauling all 14 engines in the total amount of $2,100,000. They were to be made in six installments beginning with a payment of $400,000 on April 30, 2009 and ending with a payment of $100,000 on June 30, 2010.  The Company made aggregate payments of $875,000 during 2009, and currently owes $1,225,000.

(d) Make quarterly payments to RACC in an amount equal to 25% of Gulfstream’s excess cash balance in payment for $700,000 of costs and expenses associated with bringing into compliance with return conditions four additional leased aircraft and eight engines previously returned. Following satisfaction of such costs and expenses, the excess cash payments will be applied, in an amount not to exceed $5,000,000, as a credit to reduce Gulfstream’s obligations to satisfy end-of-lease return conditions and then to all other obligations and indebtedness owed to RACC, including past-due aircraft lease obligations totaling $1,113,000. During 2009 Gulfstream paid $40,000 pursuant to this provision.

(e) Entered into an amended engine maintenance agreement with P&W that covers past-due obligations and future work on the fleet’s engines and the seven remaining Loaner Engines, and

(f) Established terms of repayment of indebtedness owing to two other creditors of Gulfstream, which are required by RACC to be on terms that are no more favorable than the repayment amounts to RACC set forth in documentation supporting the Agreement. See the following section “Payment Arrangements with Other Creditors”.

The Agreement provides for certain events of default. See Note (20) Subsequent Events, Forbearance Agreement with Raytheon Aircraft Credit Corporation, for further discussion of the current status of this matter.

Pratt & Whitney Payments

The amended P&W Agreement dated December 1, 2008 is effective from September 1, 2008 through August 31, 2011. The Agreement required Gulfstream to pay $1,000,000 for past-due obligations, for which payments were completed by March 2009. In addition, Gulfstream is obligated to pay a rate per engine flight hour throughout the three years of the contract, of which $6.78 per engine flight hour is applied to the repayment of past-due obligations totaling $1,583,000. Beginning in September 2009, the Company was unable to make the certain weekly payments to P&W per the amended agreement. As of December 31, 2009, Gulfstream owed P&W $772,000 for previously restructured rate-based obligations, as well as $829,000 for unpaid weekly payments. See Note (20) Subsequent Events, Forbearance Agreement with Raytheon Aircraft Credit Corporation, for further discussion of the current status of this matter.

Payment Arrangements with Other Creditors.

The Agreement requires that the terms of repayment of indebtedness owing to two other creditors of Gulfstream shall be on terms that are no more favorable than the repayment terms applicable to RACC. As such, Gulfstream will repay $376,000 and $326,000, respectively, to two other creditors in equal monthly installments over 36 months beginning February 2009.  As of December 31, 2009, the aggregate debt owed to these creditors was $487,000.

The Company did not recognize a gain or loss on restructuring of these agreements.  The difference between the payments specified by the terms and the carrying amount of the obligations at the date of the restructuring has been treated as interest expense.  This interest expense of $474,889 is being recognized ratably over the period between restructuring and maturity. For the period ended December 31, 2008 and December 31 2009, the Airline recognized interest expense of $60,000 and $244,000, respectively. A portion of the obligation, $1,113,000 owed to RACC for past-due aircraft rent, is payable under a free-cash flow formula as described in the Agreement.  However, the Agreement provides that the lessor has the right to demand payment of this balance at its sole discretion and accordingly, this liability has been classified as current in the accompanying balance sheet.

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

The warrant contains certain anti-dilution and cash dividend provisions that would be effected as if the warrant had been previously exercised by Continental.  The warrant also provides for net issue exercise by Continental in lieu of cash payment, as well as providing a call option to Gulfstream to repurchase the warrant prior to expiration at aggregate purchase prices ranging between $5.5 million and $7.5 million. The fair value of the warrants at the date of issue is included in additional paid-in capital in the accompanying consolidated balance sheets.

Warrants issued in conjunction with Senior Debentures and Junior Debentures

Senior Debentures

        In September 2008, the Company obtained an original $5,100,000 debt financing with Shelter Island Opportunity Fund LLC (“Shelter Island”) pursuant to a securities purchase agreement (the “Shelter Island Purchase Agreement”) and a secured original issue discount debenture due August 31, 2011 (the “Debenture”) of which $3,659,000 was outstanding as of December 31st 2009.   As part of such financing, the Company granted Shelter Island a first priority lien and security interest on all of the assets and properties of the Company and its subsidiaries. Further, a Senior Warrant was issued which as of December 31, 2009 was exercisable for 578,870 shares of our common stock at any time following the closing and on or prior to the six-year anniversary of the closing, at a nominal exercise price. The Senior Warrant expires in September 2014. The Senior Warrant is subject to an anti-dilution adjustment for certain future issuances or deemed issuances of common stock at an equity valuation of Gulfstream less than $5.0 million. If the anti-dilution adjustment is triggered, the shares of Gulfstream common stock issuable under the senior warrant would increase so as to maintain the percentage interest in Gulfstream represented by those shares.  From the earlier of the repayment of the senior debentures or August 31, 2011 and until August 31, 2014, the Company issued certain warrants to Shelter Island and granted Shelter Island a right to “put” the warrants to the Company for $3,000,000.

On February 26, 2010, the Company and Shelter Island entered into a Forbearance Agreement and Amendment to Debenture (the “Forbearance Agreement”) which reduced the Company’s potential liability under the put option from $3,000,000 to $1,050,000.  Pursuant to the Forbearance Agreement, the original warrant for 578,870 was divided into (a) a warrant in the form of the original warrant initially exercisable into 70,000 shares of Common Stock (the “Put Warrant”); and (b) a warrant in the form of the original warrant (the “Remaining Warrant”, and together with the Put Warrant, the "Divided Warrants") such that the aggregate number of shares of Common Stock of Company that are initially exercisable under the Divided Warrants (inclusive of the 70,000 Shares of Common Stock initially issuable under the Put Warrant) shall equal, in the aggregate, 15% of the fully-diluted shares of Company Common Stock issued and outstanding immediately following consummation of the transactions contemplated under the Forbearance Agreement and the Purchase Agreements, after giving pro-forma effect to the conversion into Common Stock of all Company convertible securities and the exercise of all Company options and warrants, including the Warrants issued to the Investors.  As a result of consummation of the above transaction with Shelter Island, the aggregate number of shares issuable upon conversion of the Divided Warrant is 906,206 shares of Company Common Stock. See Note (20), Subsequent Events for further discussion of the Forbearance Agreement.

The Company classified the warrants as of December 31, 2008 as a liability and recorded an initial value of $2,160,000. The warrant liability is revalued at the end of each reporting period with the change in value reported on the Consolidated Statement of Operations. As of December 31, 2008 and December 31, 2009, the value is $2,229,000 and $2,638,000. The fair value of the Senior Warrants at the time of issuance was determined based on the present value of the Company’s guaranteed repurchase price of $3,000,000 for the shares of stock underlying the Senior Warrants.

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

Junior Debentures

In September 2008, Gulfstream sold to Gulfstream Funding, LLC (the Holder), $1.0 million in aggregate principal amount of junior subordinated debentures (the “Junior Debentures”) and a warrant to purchase 225,000 shares of Gulfstream’s common stock (the “Junior Warrant”).  The Junior Warrant was exercisable at an exercise price of $3.20 per share. The Junior Warrant was exercisable through September 16, 2014. The warrant will be subject to an anti-dilution adjustment for certain future issuances or deemed issuances of common stock at a price per share of less than $3.20.

For financial reporting purposes, the Company recorded a discount of $150,000 to reflect the fair value of the Junior Warrant issued. The fair value was determined using the Black-Scholes option pricing model.  Transaction related fees and expenses totaling $35,000 were deferred.  The discount and deferred debt costs were being amortized over the 38 month term of the Junior Debenture. The Junior Debenture was convertible into shares of the Company’s common stock at a conversion price of $3.00 per share. In October, 2009, the Company reduced the conversion price to the then current fair market value of the Common Stock of $1.975 per share. The Company subsequently entered into an agreement with Junior Debenture holders and on October 20, 2009 converted the Junior Debenture and accrued interest expense into 578,342 shares of the company’s common stock. Upon conversion of the Junior Debentures, the number of shares issuable under the Junior Warrant decreased by 58,333 to 166,667.  The following table summarizes information concerning warrants outstanding:

			Warrants Issued with 2008

			Senior Subordinated Debt		Jr. Subordinated Debt
	Warrants Issued with 2006 Subordinated Debt	Warrants Issued with Initial Public Offering	Shelter Island	Agent	Gulfstream Funding, LLC
Outstanding at January 1, 2008	46,340	64,000	-	-	-
Granted	-	-	578,870	118,750	225,000
Exercised	-	-	-	-	-
Forfeited	-	-	-	-	-
Outstanding at December 31, 2008	46,340	64,000	578,870	118,750	225,000
Granted	-	-		-	-
Exercised	-	-	-	-	(58,333)
Forfeited	-	-	-	-	-
Outstanding at December 31, 2009	-	-	-	-	166,667

Average Exercise Price	$5.00	$9.60	$-	$3.20	$3.20

Exercisable at December 31, 2008	46,340	64,000	578,870	118,750	225,000

Exercisable at December 31, 2009	46,340	64,000	578,870	118,750	166,667

 (11)  Long-Term Debt

At December 31, 2008 and 2009, long-term debt consisted of the following:

	2008	2009
	(in thousands)
Secured Senior Debentures; net of debt and discount costs associated with the loan of $1,284 and secured by all the company's assets and guaranteed by its subsidiaries. The Debentures bear interest at an annual rate of the higher of (i) the sum of the pri	$2,516	$2,376

Junior Subordinated Debenture; net of debt and discount costs associated with the loan of $141. Interest is 12.00% per annum. The debenture converted to Equity in October, 2009. See note 10 "Capital Transactions" for further disclosures.	859	-

Subordinated Promissory Note; including interest accrued at 12.00% per annum. The maturity date of this note is January 15, 2010. See note 20 subsequent events for further disclosures.	-	$1,488

Various other notes payable secured by vehicles	3	-

	$3,378	$3,864

Less current portion, net of discount and deferred costs	529	-

Total Long-term Debt	$2,849	$3,864

Senior Debentures

In September 2008, the Company raised gross proceeds of $5.1 million from the issuance of a secured original issue discount debenture (the “Senior Debenture”) and warrants to purchase shares of the Company’s common stock (the “Senior Warrants”). See Note 10 Capital Transactions.

The transaction was effected pursuant to a Securities Purchase Agreement (the "Agreement") between the Company and the lender. The Company received proceeds of $4.1 million net of debt discount and transaction costs. The net proceeds were used for general corporate purposes and payment of principal and interest outstanding under the Company’s revolving credit line. Other significant terms under the Agreement include the following:

•	The Company may prepay all or any portion of the balance due together with a payment equal to 5% of the amount being prepaid.
•
Gulfstream is subject to certain covenants, including covenants that it have (i) consolidated minimum quarterly EBITDA starting in the quarter ending December 31, 2008, (ii) six month EBITDA averages starting in the six months ending June 30, 2011, (iii) minimum monthly accounts receivable balances of $3.5 million, and (iv) minimum monthly cash balances of $750,000. The Company was not in compliance with the minimum quarterly EBITDA covenant for the quarter ending December 31, 2008. The Company obtained a waiver on March 19, 2009 from the lender relating to violation of the covenant for consolidated minimum quarterly EBITDA for the quarter ended December 31, 2008.  Further the Company was not in compliance in the quarters ended September 30, 2009 and December 31, 2009. See Note 20 “Subsequent Events”

•
The Company was required to provide a minimum fuel hedge for a time period of no less than six months equivalent to the product of 20% of the forecasted monthly fuel usage (in gallons) times the number of months utilized in the contract. See Note 8 “Fuel Hedge”

•
The Senior Debenture contains Events of Default, which if not waived by the lender, would entitle the lender to accelerate the due date of the Senior Debenture. See Note 20 “Subsequent Events”. The company anticipates it will fail to achieve the minimum quarterly EBITDA requirement which is one of the Events of Default. Therefore at December 31, 2009 the Company has classified all future debenture payments as a short term liability on the balance sheet.

For financial reporting purposes, the Company recorded a discount of $2.2 million to reflect the value of the warrants issued and $350,000 to reflect the original issue discount.  In addition, the Company incurred finder’s fees and other related fees and expenses in connection with this transaction totaling $664,000. See Note (20) Subsequent Events.

Junior Debenture

In September 2008, the Company issued a $1,000,000 12% junior subordinated debenture (the “Junior Debenture”) and a warrant to purchase up to 225,000 shares of the Company’s common stock (the “Junior Warrant”) to an entity in which members of the Board of Directors of the Company own a minority interest.  The Junior Debenture is payable in a lump sum payment due at maturity on November 2011.  Interest is payable at $50,000 annually plus excess interest accrued but unpaid is due at the end of the 24th and 36th month and at maturity. The timing of payment of interest on the junior debentures in accordance with the above schedule is subject to restrictions contained in the restructuring agreement with RACC, whereby interest payments on the junior debentures cannot be made until all payment obligations to RACC are completed.

The Junior Debenture was convertible into shares of the Company’s common stock at a conversion price of $3.00 per share. In October 2009, the Company reduced the conversion price to the then current fair market value of the Common Stock of $1.975 per share. On October 20, 2009, the $1 million convertible debenture and the related interest costs were converted into 578,342 shares of the company’s common stock.

 (12)  Lease Obligations

Aircraft Leases

Gulfstream leases twenty-three (23) aircraft. Two aircraft are leased pursuant to a contract to provide charter services that is renewable every two years, and requires monthly lease payments of $17,000 each. Twenty-one (21) aircraft are leased under various non-cancelable operating lease agreements that require monthly payments of $21,000 each.  The lease agreements expire in August 2010.  Gulfstream has the option to extend each of these individual lease agreements for an additional term of at least six (6) months, but no more than twenty-four (24) months.  Gulfstream is limited to extending no more than fifteen (15) leases for a duration of more than twelve (12) months.  It is required to make contingent payments to the lessor beginning August 1, 2006, and ending on the earlier of the end of the lease terms or at a time when the cumulative contingent payments equal $315,000.  The contingent payments are computed based upon fuel costs per gallon being below specified amounts.   In 2008 and 2009, contingent payments were made such that the maximum cumulative payment level has been achieved.

Facility Leases

Gulfstream leases office and hangar space for its headquarters, airport facilities and certain other equipment under non-cancelable operating leases expiring at various dates through December 31, 2025.

During August 2005, Gulfstream and the Academy entered into building facility lease agreements with a related corporation controlled by the major stockholders of G-Air.  The agreements called for both companies to occupy their facilities beginning January 1, 2006 and ending December 31, 2025.  Rental payments made by Gulfstream and the Academy, respectively, in 2008 were $220,000 and $202,000 and in 2009 were $198,000 and $208,000.

At December 31, 2009, the total future minimum rental commitments under all the above operating leases are as follows (in thousands):

2010	4,934
2011	363
2012	344
2013	354
2014	365
Thereafter	4,009
$10,369

For 2008 and 2009, lease expense under these operating leases was $8,057,000, and $7,652,000 respectively.

(13)   Stock Options

Our Stock Incentive Plan (“Plan”) was adopted by the board of directors of Gulfstream and approved by our stockholders in 2006. It was further amended in 2009. The 2009 amendment increased the authorized number of shares in the plan from 350,000 to 650,000 as the plan had less than 1% of its shares available for future grants.

Our Plan provides for the granting of incentive stock options, non-incentive stock options, stock appreciation rights, or other stock-based awards to those of our employees, directors or consultants who are selected by members of a committee comprised of members of our board of directors’ compensation committee (the “Committee”). On the date of the grant, the exercise price must equal at least 100% of the fair market value in the case of incentive stock options, or 110% of the fair market value with respect to optionees who own at least 10% of the total combined voting power of all classes of stock. The plan authorizes 650,000 shares of our common stock to be issued under the plan. The Committee administers the plan.

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

The following table shows the assumptions used and weighted average fair value for grants in the year ended December 31, 2009. There were no options granted in the year ended December 31, 2008:

2009

Expected annual dividend rate	0.0%
Risk-free interest rate	1.18-1.58%
Average expected life (years)	6
Expected volatility of common stock	45.10%
Forfeiture rate	0.0%
Weighted average fair value of option grants	$0.88

The following table summarizes information about stock option transactions for the years ended December 31, 2008 and 2009:

	2008		2009
	Number of Options	Weighted- Average Exercise Price	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at beginning of year	210,324	$5.00	210,324	$5.00	6.8	$-
Granted	-	-	138,000	2.00	9.1	-
Exercised	-	-	-	-	-
Forfeited	-	-	-	-	-

Outstanding at end of year	210,324	$5.00	348,324	$3.81	7.3	$-

Exercisable at December 31, 2009			206,724	$5.00	6.8	$-

Exercisable at December 31, 2008			149,124	$5.00	7.6	$-

The following table summarizes the status of non-vested stock options as of December 31, 2008 and 2009:

	Number of Shares	Weighted Average Grant-Date Fair Value

Non-vested shares as of January 1, 2008	81,600	$2.44

Granted	-	$-
Vested	(20,400)	$2.28
Cancelled	-	$-

Non-vested shares as of December 31, 2008	61,200	$2.49

Granted	138,000	$0.88
Vested	(57,600)	$1.37
Cancelled	-	$-

Non-vested shares as of December 31, 2009	141,600	$2.49

The following table summarizes information about stock options outstanding at December 31, 2009:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.01 to 10.00	348,324	7.3	$3.81	206,724	$4.46

The Company recorded $50,000 and $101,000 of compensation expense for stock options during the years ended December 31, 2008 and 2009 respectively. At December 31, 2009 there was a total of $116,785 of unrecognized compensation costs related to non-vested stock-based compensation arrangements under the Plan. The cost is expected to be recognized over a weighted average period of 2 years.

As of December 31, 2009, an aggregate of 650,000 shares of common stock are reserved for issuance under the Plan. Stock option grants were outstanding for an aggregate of 348,324 shares of stock, and 301,676 shares remained available for grant. Shares issued pursuant to the Plan will be newly-issued and authorized shares of common stock, or treasury shares.

(14)  Defined Contribution Plan

Gulfstream sponsors a tax deferred savings plan with a discretionary profit sharing component which qualifies under Section 401(k) of the Internal Revenue Code.  The plan covers all employees with the completion of a ¼ year of service.  The eligible participants are 100% vested in their contributions to the plan, and vest in Company contributions 25% with less than one year of total service, 50% after two years, 75% after three years, and 100% after four years of total service. The plan allows for 25% matching by the Company of up to 4% of the eligible participants’ compensation. During 2008 and 2009, the Company made matching contributions totaling $49,000 and $34,000 respectively.

(15)  Income Taxes

Loss before taxes and the current and deferred tax provisions are as follows (in thousands):

	December 31,	December 31,
	2008	2009

Income before taxes	$(15,308)	$(5,519)
Current tax provision (benefit):
Federal	$-	$-
State	-	-
	-	-
Deferred tax provision (benefit):
Federal	(460)	1,831
State	(49)	201
	(509)	2,032
Tax provision (benefit)	$(509)	$2,032

The following is a reconciliation between the federal statutory rate of 34% and the effective rate (in thousands):

	December 31, 2008		December 31, 2009
Computed expected provision (benefit) at
the statutory rates	$(5,205)	34%	$(1,877)	34%
Increases (decrease) in income taxes
resulting from:
Non-deductible items	1,275	-8%	33	-1%
Timing differences	774	-5%	55	-1%
State income tax, net of federal effect	(460)	3%	(192)	4%
Effect of NOL and Sec 338 election	(852)	6%	(80)	1%
Deferred Tax Valuation Allowance	3,958	-26%	4,093	-74%
	$(509)	3%	$2,032	-37%

The tax effects of temporary differences that give rise to significant elements of deferred tax assets and liabilities are as follows (in thousands):

	December 31, 2008	December 31, 2009
Deferred tax assets:
Net operating loss carry forward	$4,772	$6,763
Amortization of Intangible Assets	166	224
Intangible asset impairment	1,513	1,623
Allowance for Doubtful accounts	11	12
Accrued reserves	136	19
Compensation differences	152	194
Valuation Allowance	(3,958)	(8,050)
Non-current deferred tax assets	2,792	785

Deferred tax liabilities:
Accelerated depreciation and amortization	593	573
Amortization of Operating Certificate	167	212
Non-current deferred tax liabilities	760	785

Net non-current deferred tax assets	$2,032	$-

A valuation allowance offsets the net deferred tax assets for which recovery is not considered more likely than not.  A valuation allowance is evaluated considering positive and negative evidence about whether the deferred tax assets will be realized.  At the time of evaluation, the allowance can be either increased or reduced.  A reduction could result in the complete elimination of the allowance, if positive evidence indicates that the value of the deferred tax assets is no longer impaired and the allowance is no longer required. The Company's net operating loss carry forward as of December 31, 2008 was $12.7 million that expires in years up to 2028.

A valuation allowance of $4.0 million was provided for the net operating loss carry forward and other deferred tax assets as of December 31, 2008. We determined that the rapidly declining economy, especially since the beginning of the fourth quarter of 2008, had diminished our visibility regarding future long-term profitability. As a result, we concluded that we would more likely than not fail to realize the full benefit of such assets.

The valuation allowance was increased to $8.0 million as of December 31, 2009, or 100% of deferred tax assets. We determined that the ongoing net operating losses, and the liquidity situation (See Note 21 Liquidity and Capital Resources) has substantially increased the likelihood  of not realizing the tax benefit of the deferred tax assets.

As of December 31, 2009, we have not recorded any provisions for accrued interest and penalties related to uncertain tax positions. When applicable, we recognize interest and penalties related to uncertain tax positions in general and administrative expense.

At December 31, 2009, tax years 2005 through 2008 remain open to examination, and possible adjustment, by the major taxing jurisdictions to which we are subject through September 2012.

(16)  Contingencies

FAA Loss Contingency

On May 7, 2009, the Federal Aviation Administration (the “FAA”) notified the Company that it was seeking a proposed civil penalty of $1,310,000 against the Company for alleged non-compliance with respect to certain record keeping requirements, and regulatory requirements relating to the use of certain replacement parts.  The Company has begun an informal conference with the FAA, which is a settlement process prescribed by statute that authorizes the FAA to accept and consider relevant information in order to compromise proposed civil penalties. We have submitted information, evidence and supporting documentation for consideration by the FAA demonstrating that certain alleged violations of the regulations did not occur, or demonstrating why the facts and circumstances in this case do not warrant the proposed civil penalty sought by the FAA. We believe that information submitted by us to the FAA through the informal conference process may result in a significant reduction in the civil penalty initially proposed in this matter and the Company remains in discussions with the FAA over the terms of the settlement. The FAA has since indicated that, unless the mattersare settled, it could propose additional civil penalties based on additional inspections conducted by the agency in 2009 as part of its routine surveillance of air carriers. If a compromised settlement of the matters is not successful, the FAA, through a U.S Attorney, may initiate a civil action for the full amount of the proposed civil penalty as prescribed by law. The Company recognized a charge to earnings in the June 2009 quarter that did not have a material impact on the company’s financial position or results of operations.

Other Contingencies

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

The Academy and the sole remaining defendant have agreed to submit to binding arbitration which is to be held no later than May 1st, 2010 pursuant to the Court’s Order Referring Case to Binding Arbitration entered on February 16, 2010.

The Company is involved in various legal and regulatory proceedings arising in the ordinary course of business.  While it is not feasible to predict or determine the outcome of these proceedings, in the opinion of management, the amount of ultimate liability with respect to legal proceedings and claims will not materially affect the reported results of operations or the financial position of the Company.

(17)   Related-Party Transactions

Building lease. The Company leases its facilities for Gulfstream and the Academy from EYW Holdings, Inc., an entity controlled in part by Thomas L. Cooper and Thomas P. Cooper, an officer of Gulfstream. The total amount of rental payments for these facilities during 2008 and 2009 was $414,000 and $405,000, respectively. The amount of rent payable to EYW Holdings, Inc. at December 31, 2008 and 2009 was $33,000 and $67,000 respectively.

Cuba Operations. Gulfstream Air Charter, Inc. (“GAC”), a related company which is owned by Thomas L. Cooper, operates charter flights between Miami and Havana. GAC is licensed by the Office of Foreign Assets Control of the U. S. Department of the Treasury as a carrier and travel service provider for charter air transportation between designated U. S. and Cuban airports.

Pursuant to a services agreement between Gulfstream and GAC dated August 8, 2003 and amended on March 14, 2006, Gulfstream provides use of its aircraft, flight crews, the Gulfstream name, insurance, and service personnel, including passenger, ground handling, security, and administrative. Gulfstream also maintains the financial records for GAC. Pursuant to the March 14, 2006 amended agreement, Gulfstream receives 75% of the operating profit generated by GAC’s operation. Prior to March 14, 2006, Gulfstream received all of the operating profit generated up to a cumulative total of $1 million, and then 75% thereafter.

We have consolidated the results of the Cuba charter business as a variable interest entity for both the year ended December 31, 2008 and December 31, 2009.

As of December 31, 2008 and 2009, GAC owed Gulfstream $0 and $146,000 respectively, pursuant to the services agreement.

Other Services

The Company leases equipment from entities controlled by Thomas L. Cooper, former Chief Executive Officer of Gulfstream. The amounts paid for 2008 and 2009 were approximately $41,000 each year.

Debt Financing

On September 16, 2008, we consummated a financing in which we issued $5.1 million of senior debentures (the “Senior Debentures”) and warrants to purchase 578,870 shares of common stock (the “Senior Warrants”) to Shelter Island Opportunity Fund, LLC. On the same date, we issued a 12% subordinated convertible debenture for $1.0 million (the “Junior Debenture”) and a warrant to purchase 225,000 shares of common stock (the “Junior Warrants”) to Gulfstream Funding I LLC, an entity owned in part by Thomas A. McFall, a member of the Board of Directors, and Douglas Hailey, a former member of the Board of Directors.

At the October 20, 2009 Annual Meeting of shareholders, the Company’s shareholders approved a reduction in the conversion price to $1.975 from $3.00 relating to the Junior Debenture issued to Gulfstream Funding I, LLC in September 2008. The conversion to equity of the debenture and accrued interest expense was effective on October 20, 2009 and resulted in the issuance of 578,342 shares of the company’s common stock.

The Junior Warrants were originally exercisable through September 16, 2014 at an exercise price of $3.20 per share. Upon conversion of the Junior Debenture, the number of shares issuable under the Junior Warrants was decreased from 225,000 to 166,667, or a decrease of 58,333 shares. The Junior Warrants are subject to anti-dilution adjustment for certain future issuances or deemed issuances of Common Stock at a price per share of less than $3.20.

On October 7, 2009, the Company issued a subordinated note to Gulfstream Funding II, LLC (“GF II”), an entity owned in part by Thomas A. McFall, a member of the Board of Directors, and Douglas Hailey, a former member of the Board of Directors, for $1.5 million that matured on January 15, 2010 and bore interest at 12%. On January 15, 2010, the Company and GF II agreed to enter into one or more definitive agreements to extend the maturity date of the Note and to provide for the conversion of the outstanding principal amount of the Note and all accrued and unpaid interest thereon (collectively, the “Debt”) into preferred stock of the Company at current market prices. Upon the execution of such agreements by the Company and GF II, the Company will file a Current Report on Form 8 -K disclosing the transaction and including such agreements as exhibits. In addition, GF II waived any event of default, which would have occurred due to the Company’s failure to repay the Debt on the maturity date.

(18)  Segment Information

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

Virtually all of the Company’s consolidated capital expenditures, depreciation and amortization, and interest expense are attributable to Airline business segment. The following table presents financial information for 2008 and 2009 by business segment (in thousands):

2009	Airline and Charter	Academy	Parent	Intercompany Eliminations	Total

Operating revenues	$85,912	$2,023	$-	$(631)	$87,304
Operating expenses:
Intangible asset impairment	-	680	-	-	680
All other operating expenses	87,263	2,242	674	(631)	89,548
Total Operating Expenses	87,263	2,922	674	-	90,228
Loss from operations	$(1,351)	$(899)	$(674)	$-	$(2,924)
Net loss	$(3,629)	$(845)	$(3,077)	$-	$(7,551)
Depreciation and amortization	$1,206	$12	$-	$-	$1,218
Interest expense	244	1	2,087	-	2,332
Interest income	2	-	-	-	2
Income tax provision	687	202	1,143		2,032
Capital expenditures	831	5	-	-	836
Total assets	9,424	2,340	15,593	(12,579)	14,778

2008	Airline and Charter	Flight Academy	Parent	Intercompany Eliminations	Total

Operating revenues	$104,144	$2,712	$97	$(1,697)	$105,256
Operating expenses:
Intangible asset impairment		2,703			2,703
Loss on sale of equipment	4,754				4,754
All other operating expenses	110,014	3,085	443	(1,697)	111,844
Total Operating Expenses	114,768	5,788	443	(1,697)	119,301
Loss from operations	$(10,624)	$(3,075)	$(346)	$-	$(14,045)
Net loss	$(11,322)	$(3,000)	$(477)	$-	$(14,799)
Depreciation and amortization	$2,742	$12	$-	$-	$2,754
Interest expense	737	-	569	-	1,306
Interest income	38	-	-	-	38
Income tax benefit	-	-	509	-	509
Capital expenditures	1,417	9	-	-	1,426
Total assets	15,325	2,918	16,827	(15,700)	19,370

(19)   Selected Quarterly Financial Data (Unaudited)

The following table presents selected quarterly unaudited financial data for each of the years ended December 31, 2008 and 2009 (in thousands):

	First	Second	Third	Fourth	Total
2009	Quarter	Quarter	Quarter	Quarter	Year
Revenue	$23,576	$23,699	$19,525	$20,504	$87,304
Operating expenses	21,756	22,715	22,473	23,284	90,228
Operating income (loss)	1,820	984	(2,948)	(2,780)	(2,924)
Non-operating expenses	(642)	(610)	(582)	(761)	(2,595)
Pre-tax income (loss)	1,178	374	(3,530)	(3,541)	(5,519)
Income tax provision (benefit)	448	(1,859)	-	3,443	2,032
Net income (loss)	$730	$2,233	$(3,530)	$(6,984)	$(7,551)

	First	Second	Third	Fourth	Total
2008	Quarter	Quarter	Quarter	Quarter	Year
Revenue	$31,255	$31,052	$21,066	$21,883	$105,256
Operating expenses	33,187	36,560	25,484	24,070	119,301
Operating income (loss)	(1,932)	(5,508)	(4,418)	(2,187)	(14,045)
Non-operating expenses	(138)	(156)	(101)	(868)	(1,263)
Pre-tax income (loss)	(2,070)	(5,664)	(4,519)	(3,055)	(15,308)
Income tax provision (benefit)	(784)	(2,119)	(441)	2,835	(509)
Net income (loss)	$(1,286)	$(3,545)	$(4,078)	$(5,890)	$(14,799)

(20)   Subsequent Events

Issuance of $1.5 million of Subordinated Notes

On October 7, 2009, the Company issued a subordinated note to Gulfstream Funding II, LLC (“GF II”) for $1.5 million that matured on January 15, 2010 and bore interest at 12%. On January 15, 2010, the Company and GF II agreed to enter into one or more definitive agreements to extend the maturity date of the Note and to provide for the conversion of the outstanding principal amount of the Note and all accrued and unpaid interest thereon (collectively, the “Debt”) into preferred stock of the Company at current market prices. Upon the execution of such agreements by the Company and GF II, the Company will file a Current Report on Form 8-K disclosing the transaction and including such agreements as exhibits.  In addition, GF II waived any event of default, which would have occurred due to the Company’s failure to repay the Debt on the maturity date.

Sale of Units of Common Stock and Warrants

On January 29, 2010, the Company consummated the closing under a Unit Purchase Agreement with seven accredited investors (the “Investors”) pursuant to which the Company sold to the Investors units of its securities (the “Units”) consisting of (i) one share of common stock of the Company, par value $0.01 per share (the “Common Stock”); and (ii) warrants to purchase three-quarters of a share of Common Stock (the “Warrants”), at a per Unit purchase price of $1.40 for aggregate gross proceeds of $327,300. Upon completion of the closing, the Company sold to the Investors an aggregate of 233,786 shares of Common Stock and Warrants to purchase an aggregate of 175,339 shares of Common Stock.

Forbearance Agreement with Raytheon Aircraft Credit Corporation

On February 11, 2010, Gulfstream received a notice of default (the “Default Notice”) from Raytheon Aircraft Credit Corporation (“RACC”), Gulfstream’s principal aircraft lessor, pursuant to which RACC notified Gulfstream that it was in default of the payment of certain obligations under Airliner Operating Lease Agreements, each dated August 7, 2003, and amended on August 2, 2005, and March 15, 2006 (the “Lease Agreements”), by and between Gulfstream and RACC, pursuant to which Gulfstream currently leases from RACC twenty-one (21) Beech 1900D aircraft. The default resulted from Gulfstream’s failure to make its scheduled lease payments for the month of February 2010. Accordingly, RACC demanded that Gulfstream make such payments on or before February 19, 2010. The failure to make such payment would have given RACC the right to terminate the Lease Agreements, thereby prohibiting Gulfstream from using the leased aircraft. Also pursuant to the Default Notice, RACC claimed that Gulfstream is in default in certain other payments under a separate agreement dated as of December 19, 2008 by and between Gulfstream and RACC (the “December  Agreement”), which defaults are also considered to be defaults under the Lease Agreements. RACC indicated in the Default Notice that if Gulfstream made the required payments under the Lease Agreements by February 19, 2010, it is prepared to discuss the manner in which the Company can cure or otherwise address the December Agreement defaults.

On February 19, 2010, Gulfstream made the required payment to RACC, which allowed it to continue operating the aircraft covered by the Lease Agreements. In addition, on February 19, 2010, RACC advised Gulfstream that it would forebear from exercising any of its rights under the December Agreement or the Lease Agreements, provided that Gulfstream remains current in payment of future lease payments and provides RACC by April 20, 2010 with a mutually acceptable debt and financial restructuring plan that provides for a feasible basis to enable Gulfstream to continue to meet its ongoing financial obligations under the Lease Agreement and commence to repay restructured amounts due under the December Agreement, which presently amount to approximately $3 million. We are also engaged in related restructuring discussions with Pratt & Whitney Canada with respect to approximately $2.5 million of past-due creditor obligations. See Note (9) Engine Return Liability and the Restructuring of Other Obligations, for background information regarding this matter.

Although we believe that we will be able to establish a plan that is acceptable to RACC and Pratt & Whitney Canada regarding the restructuring of current obligations, there can be no assurance that we will be able to do so, or will not otherwise default in future payments under the RACC Lease Agreements or the Pratt & Whitney Agreement.

Issuance of $1.0 million of Senior Secured Notes and Warrants

On February 26, 2010, the Company completed a $1,000,000 debt financing pursuant to purchase agreements for senior secured notes and warrants with accredited investors and/or qualified institutional purchasers (the “Investors”) pursuant to which the Company sold to the Investors (i) 12% Senior Secured Notes due December 31, 2010 in an aggregate principal amount of $1,000,000 (the “Notes”); and (ii) warrants, exercisable at $1.22 per share (the “Exercise Price”) (subject to customary anti-dilution adjustments) and expiring February 28, 2015 (the “Warrants”), to purchase an aggregate of 409,827 of shares of the Company’s common stock (the “Common Stock”).  The number of Warrants issued to each Investor was determined by dividing (a) 50% of the principal amount of the Notes purchased by the Investors, by (b) the Exercise Price of the Warrants.  However, if the Notes are not prepaid by the Company in full by June 30, 2010, then the shares of Common Stock issuable upon exercise of the Warrants (the “Warrant Shares”) would represent 100% of the original $1,000,000 principal amount of the Notes divided by the Exercise Price. Accordingly, if the Notes are not paid in full by June 30, 2010, assuming no anti-dilution adjustments to the Warrant Shares or the Exercise Price, the aggregate of 409,827 Warrant Shares would increase to 819,654 Warrant Shares.

Forbearance Agreement with Shelter Island Opportunity Fund and Amendment to Debenture

In August 2008, the Company obtained an original $5,100,000 debt financing with Shelter Island Opportunity Fund LLC (“Shelter Island”) pursuant to a securities purchase agreement (the “Shelter Island Agreement”) and a secured original issue discount debenture due August 31, 2011 (the “Debenture”) of which $3,659,000 was outstanding as of February 26, 2010.   As part of such financing, the Company granted Shelter Island a first priority lien and security interest on all of the assets and properties of the Company and its subsidiaries, issued certain warrants to Shelter Island and granted Shelter Island a right to “put” the warrants to the Company for $3,000,000. In December 2009 and January 2010, Shelter Island agreed to defer the December and January interest payments under the Debenture.

On February 26, 2010, the Company and Shelter Island entered into a Forbearance Agreement and Amendment to Debenture (the “Forbearance Agreement”) which reduced the Company’s potential liability under the put option from $3,000,000 to $1,050,000 and rescheduled certain principal and interest payments under the Debenture to reduce near-term liquidity requirements.

Under the terms of the Forbearance Agreement, Shelter Island agreed to forbear from exercising its rights and remedies under the Shelter Island Agreement until the occurrence of (a) the failure by the Company to comply with the terms, covenants and agreements of the Forbearance Agreement; and (b) the occurrence of any event of default under the Debenture or the Shelter Island Agreement (collectively, a “Termination Event”).  One of the covenants to be performed by the Company under the Forbearance Agreement is the obligation of the Company to raise an additional $1.5 million of debt or equity financing by March 26, 2010, subsequently changed to March 31, 2010, or otherwise satisfy Shelter Island that the Company has adequate liquidity and working capital. Shelter Island confirmed on March 31, 2010 that the Company complied with this covenant based primarily on the first closing under a Series A Convertible Preferred Stock Purchase Agreement described below under the heading, Sale of up to $2.5 million of Convertible Preferred Stock and Warrants.

Pursuant to the Forbearance Agreement the parties amended the Debenture, as follows (i) the Company shall pay interest on the outstanding principal amount monthly in cash, commencing March 31, 2010; (ii) the Company shall pay monthly installments on the outstanding principal amount commencing April 30, 2010 and on the last trading day of each month thereafter until the August 31, 2011 maturity date of the Debenture; and (iii) the Company may prepay all or any portion of the outstanding principal amount of the Debenture together with a premium equal to 5% of outstanding principal amount being prepaid; provided that, if such prepayment is made in 2011, there shall be no premium applicable.  The Company, each of its subsidiaries and Shelter Island also entered into an Omnibus Amendment to the Guaranty Agreements pursuant to which, without limitation, the parties agreed to amend the existing guarantees to include the repayment of the Shelter Island Note.

As indicated above, Shelter Island currently holds a first priority lien and security interest on all of the assets of the Company and its subsidiaries.  Under the terms of the Intercreditor Agreement, Shelter Island agreed to subordinate its first priority lien on the accounts receivable of the Company and its subsidiaries and the proceeds thereof, to the lien granted to the Investors under the Security Agreement with TBI to the extent of the deferred principal and accrued interest under the Notes.  Shelter Island retained its first priority security interest in all of the other assets and properties of the Company and its subsidiaries.

As contemplated in the original warrant to purchase Common Stock issued to Shelter Island on August 31, 2008 (the “Original Warrant”), on February 26, 2010 the Company divided the Original Warrant into (a) a warrant in the form of the Original Warrant initially exercisable into 70,000 shares of Common Stock (the “Put Warrant”); and (b) a warrant in the form of the Original Warrant (the “Remaining Warrant”, and together with the Put Warrant, the "Divided Warrants") such that the aggregate number of shares of Common Stock of Company that are initially exercisable under the Divided Warrants (inclusive of the 70,000 Shares of Common Stock initially issuable under the Put Warrant) shall equal, in the aggregate, 15% of the fully-diluted shares of Company Common Stock issued and outstanding immediately following consummation of the transactions contemplated under the Forbearance Agreement and the TBI Purchase Agreement, after giving pro-forma effect to the conversion into Common Stock of all Company convertible securities and the exercise of all Company granted options and warrants, including the Warrants issued to the Investors.  As a result of consummation of the above transactions with Shelter Island and the TBI Investors, the aggregate number of shares issuable upon conversion of the Divided Warrant is 914,189 shares of Company Common Stock.

The Company and Shelter Island also entered into an Amendment to the Put Option Agreement (the “Put Option Amendment”) dated as of August 31, 2008 under which, among other things, the exercise price applicable for all the put shares under the put warrant was reduced from $3,000,000 to $1,050,000, or $15.00 per share.

As consideration for its financial accommodations, the Company paid Shelter Island an additional $250,000 as a forbearance fee, by delivering a $250,000 promissory note (the “Shelter Island Note”) due on the earlier of (i) August 31, 2011, and (ii) the date the Debenture is permitted or required to be paid in accordance with its terms.  The Shelter Island Note accrues interest at a rate of 9% per annum and is payable in cash on a monthly basis beginning on February 26, 2011.

Sale of up to $2.5 million of Convertible Preferred Stock and Warrants

On March 31, 2010, Gulfstream International Group, Inc. consummated the first closing under a Series A Convertible Preferred Stock Purchase Agreement (the “Purchase Agreement”) with 17 accredited investors (the “Investors”) pursuant to which the Company sold to the Investors (i) an aggregate of 118,500 shares of Series A Convertible Preferred Stock, par value $0.001 and stated value $10.00 per share (the “Preferred Shares”), convertible into 1,185,000 shares of common stock of the Company, par value $0.01 per share (the “Common Stock”); and (ii) 5-year warrants to purchase an aggregate of 592,500 shares of Common Stock (the “Warrants”), representing 50% of the number of shares of Common Stock issuable upon conversion of the Preferred Shares, for aggregate gross proceeds of $1,043,000 (the “Offering”). The Warrants expire on March 31, 2013 and are exercisable into shares of Common Stock at an exercise price equal to $1.75 per share, subject to adjustment as set forth in the Warrants.

Pursuant to the Certificate of Designation, Preferences and Rights of the Series A Convertible Preferred Stock of the Company which was filed with the State of Delaware on March 31, 2010 (the “Certificate of Designation”), each Preferred Share is convertible into 10 shares of Common Stock. In addition, the Preferred Shares pay an annual dividend at the rate of 12% per annum, payable quarterly, on the last business day of each December, March, June and September (each a “Dividend Payment Date”), payable on each Dividend Payment Date as follows: (i) 60% of each quarterly dividend (based on an annual rate of 7% per annum) shall be payable in cash, and (ii) 40% of each quarterly dividend (based on an annual rate of 5% per annum) shall be payable either in cash, or at the sole option of the Company, in additional shares of Common Stock, calculated for such purposes by dividing the amount of the quarterly dividend then payable by 100% of the market price of the Common Stock on such Dividend Payment Date.  Unless previously converted into Common Stock, all Preferred Shares outstanding on the earlier to occur of (a) the date on which the average of the market prices of the Common Stock for any 20 consecutive trading days shall be $2.00 or higher, or (b) 5 years from the Preferred Shares issuance date, shall be automatically converted into Common Stock at the Conversion Price then in effect.

In addition, on March 31, 2010, 4 of the 7 purchasers of the Company’s units consisting of one share of Common Stock (the “Shares”), and warrants to purchase three-quarters of a share of Common Stock (the “Prior Warrants”) which was consummated on January 29, 2010 (the “Prior Offering”) and described above under the heading, Sale of Units of Common Stock and Warrants, entered into a letter agreement with the Company (the “Exchange Agreement”) pursuant to which such purchasers agreed to exchange their Shares and Prior Warrants for Preferred Shares and Warrants, under the same terms and conditions applicable to Investors in the Offering.  Such purchasers also agreed that the Company shall have no further obligations or liabilities in connection with the transaction documents executed and delivered with respect to the Prior Offering, including, without limitation, the Unit Purchase Agreement, the Registration Rights Agreement and the Prior Warrant, each dated as of January 29, 2010, and each of which are terminated in any and all respects. See Note (20) Subsequent Events, Sale of Units of Common Stock and Warrants.

On March 31, 2010, the Company and the Investors entered into a Registration Rights Agreement under which the Company is obligated to file a registration statement (the “Registration Statement”) with the Securities and Exchange Commission (the “SEC”) registering the shares of Common Stock issuable upon conversion of the Preferred Shares and upon exercise of the Warrants for resale by the Investors on or prior to April 30, 2010 (the “Filing Date”).  In addition, the Company agreed to use its best efforts to cause the SEC to declare the Registration Statement effective by the earlier of (i) 150 days following the Filing Date; and (ii) 180 days following the Filing Date if the SEC conducts a full review of the Registration Statement.

In connection with the first closing of the Offering, the Company paid/issued the placement agent (i) cash commissions in the amount of 9% of the total purchase price received by the Company in the first closing; (ii) a non-accountable expense allowance equal to 2% of the total purchase price received by the Company in the first closing; and (iii) Warrants to purchase 114,730 shares of Common Stock, which represents 11% of the total purchase price received by the Company in the first closing.

(21)   Liquidity and Capital Resources

For the year ended December 31, 2009, we generated less cash flow from operations than initially projected at the beginning of the year due to lower revenue and higher fuel costs than forecasted. From October 2008 to December 31, 2009, we also repaid over $4.4 million of debt and restructured creditor obligations.

During the second-half of 2009, Gulfstream experienced significant deterioration in its revenue environment, which, combined with rising fuel costs, resulted in greater than anticipated losses and pressure on its liquidity outlook.  While part of the revenue weakness was the result of recessionary economic conditions, the situation was made particularly acute by new low-fare competition in certain of our markets.

With an increasingly weakened balance sheet, Gulfstream found it necessary to attract new capital beginning in the fourth quarter of 2009. With liquidity needs becoming more urgent, in January 2010 the airline found itself in an unsustainable financial situation.  As such, the Company retained Berger Singerman and Mesirow Financial Advisors to assist in its restructuring and financing activities.  Although the Company believes that its revenue and liquidity will improve in future periods, the Company continued to actively seek short-term financing to meet its near-term liquidity requirements and to allow sufficient time to significantly increase its equity capital base to support long-term growth opportunities, as well as the purchase of its twenty-one (21) aircraft leased from Raytheon Aircraft Credit Corporation.

These near-term financing transactions and restructuring efforts are essential due to our current liquidity position, as well as several additional factors, including a highly seasonal business, the ongoing risk posed by a relatively weak economy, the potential for continued volatility in the price of jet fuel, the necesity for funds to satisfy or compromise civil penalties proposed by the Federal Aviation Administration, and scheduled payments of debt and restructured creditor obligations over the next two years.

We can make no assurance that our efforts to improve liquidity or to obtain longer-term growth-oriented equity financing will be completed successfully, that we will have adequate funds to satisfy or compromise the civil penalties proposed by the FAA or that alternative sources of capital will be available to us. If additional equity capital is not available in the next several months, we would likely experience a significant liquidity shortfall before the end of 2010, and would be unable to fund continued operations or meet our financial obligations.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Rotenberg Meril Solomon Bertiger & Guttilla, P.C. The firm of Rotenberg Meril Solomon Bertiger & Guttilla, P.C. (“Rotenberg”) served as the Company’s independent registered public accounting firm for the year ended December 31, 2007. On January 6, 2009, the Company notified Rotenberg that effective January 6, 2009 the Company decided to dismiss Rotenberg as the Company’s independent registered public accounting firm. The decision to dismiss Rotenberg was made and approved by the Audit Committee.

The audit reports of Rotenberg on the Company’s financial statements for the fiscal years ended December 31, 2007 and 2006 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles.

During the two most recent fiscal years and the subsequent interim period through January 6, 2009, the Company had no disagreements with Rotenberg on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to their satisfaction, would have caused Rotenberg to make reference to the subject matter of the disagreement in connection with its reports. In addition, during that time there were no reportable events (as defined in Item 304(a)(1)(v) of Regulation S-K).

McKean, Paul, Chrycy, Fletcher & Co. The firm of McKean, Paul, Chrycy, Fletcher & Co. (“McKean”) served as the Company’s independent registered public accounting firm for the year ended December 31, 2008. On April 14, 2009, McKean resigned as the Company’s independent public accounting firm. McKean entered into an agreement with Cherry, Bekaert & Holland, L.L.P., ("Cherry Bekaert") pursuant to which McKean combined its operations with and certain of the professional staff and partners of McKean joined Cherry Bekaert either as employees or partners of Cherry Bekaert and continue to practice as members of Cherry Bekaert. Concurrent with the resignation of McKean, the Company, through and with the approval of its Audit Committee, engaged Cherry Bekaert, as the Company’s independent public accounting firm.

Prior to engaging Cherry Bekaert, the Company did not consult with Cherry Bekaert regarding the application of accounting principles to a specific completed or contemplated transaction or regarding the type of audit opinion that might be rendered by Cherry Bekaert on the Company’s financial statements, and Cherry Bekaert did not provide any written or oral advice that was an important factor considered by the Company in reaching a decision as to any such accounting, auditing or financial reporting issue.

The report of McKean regarding the financial statements for the fiscal year ended December 31, 2008 did not contain any adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles. During the year ended December 31, 2008 and during the period from the end of the most recently completed fiscal year through April 14, 2009, the date of resignation, there were no disagreements with McKean on any manner of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of McKean would have caused it to make reference to such disagreements in its reports.

ITEM 9A.   CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(3) under the Exchange Act as of December 31, 2009 (the “Evaluation Date”).  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to our company required to be disclosed in our reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs.  Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected.

(b) Changes in internal controls. During the year ended December 31, 2009, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for our company in accordance with as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the (i) effectiveness and efficiency of operations, (ii) reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and (iii) compliance with applicable laws and regulations. Our internal controls framework is based on the criteria set forth in the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management’s assessment of the effectiveness of our internal control over financial reporting is as of the year ended December 31, 2009. We believe that internal control over financial reporting is effective.  We have not identified any material weaknesses considering the nature and extent of our current operations or any risks or errors in financial reporting under current operations.

This annual report does not include an attestation report of the Company’s registered accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission

ITEM 9B. OTHER INFORMATION.

We do not have any information required to be disclosed in a report on Form 8-K during the fourth quarter of 2009 that was not reported.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Executive Officers and Directors

The following table sets forth the name, age and position of each of the members of our board of directors and executive officers as of the date of this report:

Name	Age	Position(s)
Thomas A. McFall	56	Chairman of the Board and Senior Executive Officer
David F. Hackett	48	Chief Executive Officer and President, Director
Gary P. Arnold	68	Director
Gary L. Fishman	63	Director
Barry S. Lutin	65	Director
Richard R. Schreiber	54	Director
Robert M. Brown	62	Chief Financial Officer

Thomas A. McFall, 56, Chairman of the Board and Senior Executive Officer

Mr. McFall has served as Chairman of the Board of Directors and Senior Executive Officer since March 2006. Mr. McFall currently serves as Chairman of Weatherly Group LLC, a company he co-founded in 2001. Mr. McFall has served as an executive and on the board of directors of numerous companies, including Weatherstar Aviation. Weatherstar Aviation was a New Jersey based aviation operator providing both regularly scheduled and on demand charter flights under an FAA Part 135 certificate. Mr. McFall was President and CEO of Weatherstar Aviation from its inception in 1987 until its sale in 1995. He is currently Chairman of National Molding Corporation and Cattron Group International.

David F. Hackett, 48, Chief Executive Officer and President, Director

Mr. Hackett has been Chief Executive Officer and President of the Company since March 2006. Since June 2003, Mr. Hackett has served as President of Gulfstream. From January 2002 to June 2003, he was a financial and strategic consultant to Newgate Associates, LLC. Mr. Hackett has over 20 years experience in the airline industry, beginning with Continental in 1985, where he eventually served as Director, Financial Planning and Analysis.

Gary P. Arnold, 68, Director

Mr. Arnold has been a director since November 2007. He has significant international and domestic experience in the electronics industry in the areas of finance, strategic planning and operations, and has been involved in numerous capital market transactions. He spearheaded the turnaround at Tektronix Corp. where he was chief financial officer from 1990 to 1992, and later served as Chairman and CEO of Analogy, Inc., a provider of design automation software used in the automotive industry from 1993 to 2000. Since 2000, Mr. Arnold has been a private investor and currently serves on the boards of directors of National Semiconductor Corp. (NYSE: NSM) and Orchids Paper Products Company (NYSE AMEX: TIS). Mr. Arnold is a certified public accountant and he holds a B.S. degree in Accounting from East Tennessee State University and a JD degree from the University of Tennessee School of Law.

Gary L. Fishman, 63, Director

Mr. Fishman has been a director since January 2009. He has over 30 years of airline experience, having held executive positions with Northwest Airlines, Continental Airlines and Trans World Airlines in diverse areas including operations, planning and finance. An officer of Northwest Airlines from 1995 to 2005, he held various positions, including Vice President of Customer Service Planning and Security (2002-2004) and Senior Vice President of Alliances (2004-2005). After his retirement from Northwest Airlines, he served from 2005 through 2008 as Vice President of Sales Operations at Ingenix, a division of UnitedHealth Group. He is a graduate of the United States Naval Academy and served as an officer in the US Navy from 1968 through 1973.

Barry S. Lutin, 65, Director

Mr. Lutin has been a director since November 2007. He has been involved in the aviation industry for more than forty years, serving in various senior positions responsible for certification, operations and financial management for scheduled air operators. Since December 2006, Mr. Lutin has been a Managing Director of Helion Procopter Industries, a subsidiary of Anham Trading and Contracting, LLC of Dubai. Also, since April 2002, Mr. Lutin has been President and CEO of Capitol Rising, LLC. Between 1992 and 2002, Mr. Lutin served as a management consultant and as President and Chief Operating Officer of Shuttle America Corporation. From 1972 to 1992, Mr. Lutin served as Chairman and CEO of Corporate Air, Inc., an FAA Part 135 scheduled cargo carrier. Currently he serves as Chairman and director of Safe Passage International, a U.S.-based security training software development company. Mr. Lutin is a licensed air transport pilot with more than six thousand hours of flight experience.

Richard R. Schreiber, 54, Director

Mr. Schreiber has been a director since March 2006. Since 1982, Mr. Schreiber has been a Partner with Dimeling, Schreiber & Park, an investment firm in Philadelphia. Mr. Schreiber is also employed by Itochu International, Inc. as Director, Principal Investments. He has been on the board of directors of numerous private companies (including New Piper Aircraft and McCall Pattern Company) and public companies (including Wiser Oil Company and Chief Consolidated Mining). Mr. Schreiber was previously a director of Business Express Airlines (a large FAA Part 121 commuter airline), Aeris (a French airline) and Rocky Mountain Helicopters (a large FAA Part 135 operation). Mr. Schreiber received a bachelor’s degree in Economics from the Wharton School of the University of Pennsylvania.

Robert M. Brown, 62, Chief Financial Officer

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

Board of Directors

All directors will hold office until the next annual meeting of shareholders and until their successors have been duly elected and qualified. Officers are elected by and serve at the discretion of the Board of Directors.

Role of the Board of Directors

Pursuant to Delaware law, our business, property and affairs are managed under the direction of the Company’s board of directors. The board has responsibility for establishing broad corporate policies and for the overall performance and direction of the Company, but is not involved in day-to-day operations. Members of the board keep informed of the Company’s business by participating in board meetings, by reviewing analyses and reports sent to them regularly, and through discussions with its executive officers.

Board Committees

The Company established an Audit Committee consisting of Mr. Arnold, who chairs the committee, and Messrs. Lutin and Schreiber, all of whom the Company believes qualify as “independent directors” under NYSE Amex rules. The NYSE Amex listing standards define “financially literate” as being able to read and understand financial statements, including a company’s balance sheet, income statement and cash flow statement. The Audit Committee is governed by a written charter (available in the Corporate Governance section of the Company’s website which can be accessed from the Company’s homepage at http//www.gulfstreamair.com by selecting “Corporate Governance”), which must be reviewed and amended, if necessary, on an annual basis.

Under the charter, the Audit Committee is required to meet at least four times a year and is responsible for reviewing the independence, qualifications and quality control procedures of the Company’s independent auditors, and is responsible for recommending the initial or continued retention, or a change in, the Company’s independent auditors. In addition, the Audit Committee is required to review and discuss with the Company’s management and independent auditors the financial statements and annual and quarterly reports, as well as the quality and effectiveness of the Company’s internal control procedures and critical accounting policies. The Audit Committee’s charter also requires the Audit Committee to review potential conflict of interest situations, including transactions with related parties, and to discuss with the Company’s management other matters related to the Company’s external and internal audit procedures. The Audit Committee will adopt a pre-approval policy for the provision of audit and non-audit services performed by the independent auditors. The Company believes Mr. Arnold is a “financial expert” as defined under the Securities and Exchange Act of 1934 and as required by the NYSE Amex.

The Company has also established a Compensation Committee consisting of Mr. Lutin, who chairs the committee, and Messrs. Arnold and Schreiber, all of whom the Company believes qualify as “independent directors” under NYSE Amex rules. The Compensation Committee is governed by a written charter (available in the Corporate Governance section of the Company’s Website which can be accessed from the Company’s homepage at http://www.gulfstreamair.com by selecting “Corporate Governance”). The Compensation Committee is responsible for making recommendations to the Board of Directors regarding compensation arrangements for the Company’s executive officers, including annual bonus compensation, and consults with management regarding the Company’s compensation policies and practices. The Compensation Committee also makes recommendations concerning the adoption of any compensation plans in which management is eligible to participate, including the granting of stock options or other benefits under those plans.

The Company has also established a Nominating and Corporate Governance Committee consisting of Mr. Schreiber, who chairs the committee, Mr. Arnold and Mr. Lutin, all of whom the Company believes qualify as “independent directors” under the NYSE Amex rules. The Nominating and Corporate Governance Committee is governed by a written charter (available in the Corporate Governance section of the Company’s Website which can be accessed from the Company’s homepage at http://wwwgulfstreamair.com by selecting “Corporate Governance”). The Nominating and Corporate Governance Committee submits to the Board of Directors a proposed slate of directors for submission to the stockholders at the Company’s annual meeting, recommends director candidates in view of pending additions, resignations or retirements, develops criteria for the selection of directors, reviews suggested nominees received from stockholders and reviews corporate governance policies and recommends changes to the full Board of Directors.

        In 2009, the Company established a Safety and Security Committee consisting of Mr. Fishman, who chairs the committee, Mr. Hackett and Mr. Lutin. The Safety and Security Committee will be governed by a written charter, which the board of directors intends to adopt during fiscal 2010 (will be available in the Corporate Governance section of the Company’s Website which can be accessed from the Company’s homepage at http://www.gulfstreamair.com by selecting “Corporate Governance”). The Safety and Security Committee is responsible for ensuring that the Company is operating at the highest level of safety and security by reviewing the Company's safety metrics, safety and security standards and any material breaches of safety or security that may occur. Also, it monitors and ensures corrective actions are being taken.

Advisory Board

We do not currently have an advisory board.

Compensation of the Board of Directors

Directors who are also our employees do not receive additional compensation for serving on the Board. Non-employee directors are paid fees as noted in the “compensation of directors” table below. In addition, non-employee directors are entitled to receive options under our stock incentive plan. All directors are reimbursed for their reasonable expenses incurred in attending Board meetings.

Director Independence

The Company periodically reviews the independence of each director. Pursuant to this review, the directors and officers of the Company, on an annual basis, are required to complete and forward to the Corporate Secretary a detailed questionnaire to determine if there are any transactions or relationships between any of the directors or officers (including immediate family and affiliates) and the Company. If any transactions or relationships exist, the Company then considers whether such transactions or relationships are inconsistent with a determination that the director is independent in accordance with the listing standards of the NYSE Amex. Pursuant to this process, the Board of Directors has determined that Messrs. Arnold, Fishman, Lutin and Schreiber each qualify as independent directors.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee is comprised of Mr. Lutin, Mr. Arnold and Mr. Schreiber, none of whom are employees or current or former officers of the Company, and none of whom had any relationship with the Company required to be disclosed under Item 13. of this report. None of the Company’s Compensation Committee members and none of the Company’s executive officers have a relationship that would constitute an interlocking relationship with executive officers or directors of another entity or insider participation in compensation decisions.

Family Relationships

There are no family relationships among directors and executive officers.

Involvement in Certain Legal Proceedings.

None of our officers or directors have, during the last five years: (i) been convicted in or is currently subject to a pending a criminal proceeding; (ii) been a party to a civil proceeding of a judicial or administrative body of competent jurisdiction and as a result of such proceeding was or is subject to a judgment, decree or final order enjoining future violations of, or prohibiting or mandating activities subject to any federal or state securities or banking laws including, without limitation, in any way limiting involvement in any business activity, or finding any violation with respect to such law, nor (iii) has any bankruptcy petition been filed by or against the business of which such person was an executive officer or a general partner, whether at the time of the bankruptcy of for the two years prior thereto.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers, and shareholders holding more than 10% of our outstanding common stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in beneficial ownership of our common stock. Executive officers, directors and greater-than-10% shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. Based solely on review of the copies of such reports furnished to us for the year ended December 31, 2009, the Section 16(a) reports required to be filed by our executive officers, directors and greater-than-10% shareholders were filed on a timely basis, except that Gulfstream Funding, LLC purchased a convertible debenture on September 19, 2008 that was reported on Form 4 on February 20, 2009 and Thomas A. McFall purchased 28,500 shares of Common Stock on December 31, 2008 that was reported on Form 4 on January 6, 2009.

Code of Ethics

The Company has a Code of Ethics and Business Conduct Policy (“Code of Ethics”) that applies to all of its directors, officers, and employees, including its senior financial officers. A copy of the Code of Ethics is available in the Corporate Governance section of the Company’s website, which can be accessed from the homepage at http://www.gulfstreamair.com by selecting “Corporate Governance.” The Company will post any amendments to the Code of Ethics in the same section of the Company’s website.

Item 11.   Executive Compensation.

Compensation Discussion and Analysis

This section provides information regarding the compensation programs in place for the Company’s President and Chief Executive Officer, Senior Vice President, Legal Affairs, and Chief Financial Officer, who we refer to collectively as the named executive officers. This section includes information regarding the overall objectives of our compensation programs and each element of compensation that we provide.

The compensation of our named executive officers is composed principally of a base salary, a quarterly bonus in some instances, a discretionary annual bonus and equity awards in the form of stock options. In addition, our named executive officers are entitled to matching contributions to our 401(k) plan and certain perquisites.

Compensation decisions are made by the board of directors, with significant input from Mr. Hackett for compensation of his direct reports, including Mr. Thomas P. Cooper, Mr. Stagias and Mr. Thomas L. Cooper. In connection with the acquisition in March 2006, we adopted our Stock Incentive Plan and entered into new employment agreements with Mr. Hackett and Mr. Thomas L. Cooper.  In May 2009, we adopted our Amended and Restated Stock Incentive Plan.

Our Compensation Committee, consisting of Mr. Lutin, who chairs the committee, and Messrs. Arnold and Schreiber, have responsibility for establishing and overseeing our compensation programs for our named executive officers.

 Objective of Compensation

Our primary goals with respect to executive compensation are:

•  to attract and retain the most talented and dedicated executives possible;
•  to acknowledge and reward individual contributions to the Company; and
•  to encourage long-term value creation by aligning executives’ interests with stockholders’ interests.

To achieve these goals, the board of directors intends to implement and maintain compensation plans that tie a substantial portion of our named executive officers’ overall compensation to revenue growth and equity appreciation. All of our named executive officers have entered into employment agreements and their compensation is based on the contractual obligations under those agreements. In addition, we evaluate compensation on an ongoing basis and make adjustments as we believe are necessary to fairly compensate our executives and to retain their services.

We do not benchmark our compensation against that of others in our industry and we do not engage compensation consultants to assist us in developing our compensation arrangements.

 Establishing Executive Compensation

Role of the Compensation Committee.  The Compensation Committee is responsible for the compensation of the named executive officers. Its role is to review and approve our compensation programs, policies and practices with respect to the named executive officers. In consultation with the Chief Executive Officer, the Compensation Committee evaluates the performance of the executive officers following the end of each fiscal year. In connection with their evaluation, the Compensation Committee reviews the recommendation of the Chief Executive Officer in order to determine the base compensation for the executive officers for the upcoming fiscal year in light of the objectives of our compensation programs.

Role of the Chief Executive Officer.  The Chief Executive Officer assists the Compensation Committee in reaching compensation decisions by developing recommended compensation for the named executive officers other than himself. The Chief Executive Officer meets with each named executive officer formally on an annual basis to review past performance and to discuss performance objectives for the following year. In connection with developing his recommendations for named executive officer compensation, the Chief Executive Officer evaluates the totality of each compensation package with consideration of a variety of factors, including the executive officer’s performance, our financial performance and his sense of the market for executive talent developed through his personal experience, contacts in the airline industry and in the south Florida region, publicly available information and our compensation goals. The Chief Executive Officer may also consult informally with the Compensation Committee prior to presenting his recommendations to the Compensation Committee for their review and discussion to ensure that his recommendations will best reflect our compensation objectives. By the time the Chief Executive Officer presents his recommendations to the Compensation Committee, the Compensation Committee has already provided informal feedback and therefore the Compensation Committee generally only makes minor adjustments to the Chief Executive Officer’s recommendations.

Role of Employment Agreements.  We consider employment agreements to be an important part of recruiting and retaining qualified executive officers. Mr. Hackett and Mr. Cooper have entered into employment agreements with us. Our employment agreements with these executive officers establish their initial base compensation and on-going annual cash bonus as a percentage of a relevant financial metric. Employment agreement terms also include severance and change-in-control provisions. The Compensation Committee’s judgment is that employment agreements are beneficial for us. These employment agreements are described in further detail under “Agreements with Named Executive Officers.”

Elements of Compensation

We have entered into employment agreements with Mr. Hackett and Mr. Cooper addressing specific compensation arrangements in order to retain those executive officers. Our employment agreement with Mr. Cooper predates the acquisition and was left unchanged. The terms of these employment agreements were individually developed based on a number of factors, including the particular executive’s position, his scope of duties, his experience, his past performance, our compensation goals and the market for executive talent.

We do not benchmark our overall compensation arrangements, or any of the individual elements of compensation, against the compensation arrangements of any other company or group of companies. However, based on the knowledge and experience of Mr. Hackett and the board of directors, we do consider the market for executive talent in our industry and in our region as a way to improve our ability to attract and retain talented executive officers.

Executive compensation consists of the following elements:

Base Salary.  All of our named executive officers are entitled to a base salary. We initially set base salaries to attract talented executive officers to the Company. The base salaries of existing named executive officers are reviewed on an ongoing basis, and adjusted from time to time to realign salaries with market levels after taking into account individual responsibilities, performance and experience.

The base salary for each of the other named executive officers is recommended by the Chief Executive Officer and approved by the Compensation Committee. In determining appropriate levels of base compensation for the named executive officers other than the Chief Executive Officer, the Chief Executive Officer develops specific recommendations to review with the Compensation Committee. The Chief Executive Officer considers the named executive officer’s individual performance. The Compensation Committee annually reviews the recommendations of the Chief Executive Officer. Typically, the Compensation Committee considers two types of potential increases to the base salary of the named executive officers: (1) “merit increases” based upon the named executive officer’s individual performance, and (2) “market adjustments” based upon the Compensation Committee’s opinion of the base compensation for similar executives.

Performance Bonus.  We use two types of bonuses. The first are non-discretionary bonuses based on the financial performance of the Company or one of its businesses. The Compensation Committee believes that tying a bonus payment primarily to financial metrics provides appropriate incentive to the named executive officers contributes to the financial success of the Company.

The second type of bonuses is discretionary bonuses, which the Compensation Committee has the authority to award to any of our named executive officers. Discretionary bonuses are intended to allow the Compensation Committee to reward named executive officers for individual performance over the course of the previous fiscal year independent of the Company’s financial performance. The actual amount of discretionary bonus will be determined following a review of each executive’s individual performance and contribution to our strategic goals conducted after the end of each fiscal year. Our discretionary bonus is paid in cash in a single installment in the first quarter following the completion of a given fiscal year. The Compensation Committee has not fixed a maximum payout for any executive officers’ discretionary bonus. In 2009, we did not award any discretionary bonuses.

Equity Compensation.  We believe that positive long-term performance is achieved through an ownership culture that encourages such performance by our named executive officers through the use of stock and stock-based awards. The Gulfstream International Group Amended and Restated Stock Incentive Plan (the “Plan”) was established in March 2006, and amended and restated on Mary and November 2009, to provide certain of our employees, including our named executive officers, with incentives to help align those employees’ interests with the interests of stockholders. The Plan permits the issuance of a variety of equity-based awards, including tax qualified incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock and restricted stock units, and other stock-based awards.

The Compensation Committee believes that the use of stock and stock-based awards offers the best approach to achieving our compensation goal of aligning the interests of our named executive officers with those of our stockholders. We have not adopted stock ownership guidelines, and our Plan has provided an important method for our named executive officers to acquire equity or equity-linked interests in our Company. Through the growth we hope to achieve and the size of our equity awards, we expect to provide a significant portion of total compensation to our named executive officers through our Plan. Our Compensation Committee is the administrator of the Plan.

Although our Plan permits us to issue a variety of different equity-based awards, since adopting the Plan, we have only granted tax qualified incentive stock options. Stock option grants reflect our desire to provide a meaningful equity incentive for named executive officers to help us succeed over the long term. Stock options provide for financial gain derived from the potential appreciation in our stock price from the date the option is granted until the date that the option is exercised. Our long term performance ultimately determines the value of stock options, because gains recognized from stock option exercises are entirely dependent on the long-term appreciation of our stock price. We expect stock options to continue as a significant component of executive compensation arrangements. In addition to the named executive officers, stock options have been granted to our other executives who are in positions that are key to our long-term success.

Stock option grants are made at various times including at the commencement of employment and, occasionally, following a significant change in job responsibilities or to meet other special retention or performance objectives. The Compensation Committee reviews and approves stock option awards to named executive officers based upon its assessment of individual performance, consideration of each executive’s existing long-term incentives, and retention considerations. Periodic stock option grants are made at the discretion of the Compensation Committee to eligible employees and, in appropriate circumstances, the Compensation Committee considers the recommendations of Mr. Hackett, our Chief Executive Officer, for grants to his direct reports.

Perquisites and Other Compensation.

Employee benefits offered to named executive officers are designed to meet current and future health and security needs for the named executive officers and their families. Executive benefits are the same as those offered to all employees, except that we pay medical insurance premiums in full for the named executive officers enrolled in our medical benefit plan. The employee benefits offered to all eligible employees include medical, dental and life insurance benefits, flexible spending accounts for medical expense reimbursements, and a 401(k) retirement savings plan that, include a partial Company match.

The 401(k) retirement savings plan is a defined contribution plan under Section 401(a) of the Internal Revenue Code. Employees may make pre-tax contributions into the plan, expressed as a percentage of compensation, up to prescribed IRS annual limits. We provide an employer matching contribution of 25% on the first 4% of employee pay contributed.

Upon retirement, each named executive officer is entitled to medical, dental and life insurance plan continuation for 18 months under the federal and state COBRA provisions at his or her election. In addition, the executive is entitled to elect to receive distributions from our 401(k) retirement plan, under the terms of that plan. Also any vested but unexercised stock options may be exercised for a period of 60 days and three months, respectively, after retirement.

Other Compensation.

Our named executive officers who were parties to employment agreements will continue to be parties to such employment agreements in their current form until such time as the Compensation Committee determines in its discretion that revisions to such employment agreements are advisable. In addition, consistent with our compensation philosophy, we intend to continue to maintain our current benefits and perquisites for our named executive officers; however, the Compensation Committee in its discretion may revise, amend or add to the officer’s executive benefits and perquisites if it deems it advisable. We currently have no plans to change either the employment agreements (except as required by law or as required to clarify the benefits to which our named executive officers are entitled as set forth herein) or levels of benefits and perquisites provided there under.

Summary Compensation Table

The following table sets forth certain information concerning the compensation of the chief executive officer and certain of other executive officers of the Company whose aggregate cash compensation exceeded $100,000 for each of the last two fiscal years.

Name and principal position	Year	Salary	Bonus (1)	Option Awards (2)	Non-Equity Incentive Plan Compensation	All Other Compensation (3)	Total
David F. Hackett
Chief Executive Officer and President	2009	$170,000	$27,091	$6,496	-	$16,697	$220,284
	2008	$134,900	$23,800	-	-	$14,400	$173,100
Thomas P. Cooper
Senior Vice President, Legal Affairs	2009	$100,000	$4,553	$5,113	-	$15,884	$125,550
	2008	$100,000	$6,100	$4,900	-	$13,600	$124,670

Robert M. Brown	2009	$150,000	-	$13,174	-	$11,179	$161,179
Chief Financial Officer	2008	$150,000	-	$14,600	-	$9,500	$174,100

———————
(1)  In 2008, Mr. Hackett received discretionary aggregate quarterly bonus payments of $23,800.

(2)  Reflects options awarded under the Company’s Stock Incentive Plan. These options vest and become exercisable in 20% increments starting on the grant date and 20% on each anniversary of the grant date. These amounts represent the financial reporting expense recognized by the Company in 2008 and 2009 in accordance with SFAS 123R, and not the amounts that may be eventually realized by the named executive officers.

(3)  The All Other Compensation column consists of items not properly reported in the other columns of this table, and for each named executive officer includes perquisites and other personal benefits. The amount for each named executive officer includes health insurance premiums, 401(k) matching contributions, and life insurance premiums.

Agreements with Named Executive Officers

David F. Hackett

On March 14, 2006, Mr. Hackett and the Gulfstream entered into an Executive Employment Agreement, pursuant to which, among other things, Mr. Hackett is to serve as President of Gulfstream for an initial term of two years, subject to automatic one-year extensions absent mutual amendment of the terms or termination by either party as set forth therein. Mr. Hackett is entitled to a base salary of $170,000 (as increased to reflect increases in the consumer price index and at the discretion of the Compensation Committee of Board of Directors) and a bonus determined at the discretion of the Compensation Committee.  In the event of Mr. Hackett’s death during the term of the agreement, Mr. Hackett’s salary and any bonus will be paid to his designated beneficiary, estate or other legal representative for six months following his death. In the event of Mr. Hackett’s disability during the term of the agreement, Mr. Hackett will be entitled to receive no less than six months’ salary and any bonus following such disability. This disability payment is in addition to other long-term disability benefits provided by the Company to Mr. Hackett. For the purposes of this agreement, “disability” is deemed to have occurred if Mr. Hackett is unable by reason of sickness, disease or accident to substantially perform his duties under the agreement for an aggregate of six months in any one-year period, or if he has a guardian of his person or estate appointed by a court.

Upon termination of the agreement without “cause” by Gulfstream, Mr. Hackett will be entitled to benefits for the remainder of the initial or then-current renewal term of the agreement and compensation in the form of base salary and incentive bonus payments for one year thereafter. For the purposes of this agreement, “cause” is defined as (i) repeated failure or refusal to reasonably cooperate with a governmental investigation of Gulfstream; (ii) willfully committing or participating in any act or omission which constitutes willful misconduct, fraud, misrepresentation, embezzlement or dishonesty that is materially injurious to Gulfstream; (iii) committing or participating in any other act or omission wantonly, willfully, recklessly or in a manner which was grossly negligent that is materially injurious to the company, monetarily or otherwise; (iv) engaging in a criminal enterprise involving moral turpitude; (v) any crime resulting in a conviction, which constitutes a felony in the jurisdiction involved (other than a motor vehicle felony that does not result in his incarceration); (vi) any loss of any state or federal license required for Mr. Hackett to perform his material duties or responsibilities for Gulfstream; or (vii) any material breach of the employment agreement by Mr. Hackett.

Mr. Hackett has the right to terminate the agreement upon 30 days notice for one year after any change in control. The Company’s obligations to make payments to Mr. Hackett following such a termination are described more fully below under “Potential Payments Upon Termination or Change In Control”. Pursuant to his employment agreement, Mr. Hackett agrees to a covenant not to compete during the term of the agreement and for a period of one year thereafter in the territory of Florida, the Bahamas and portions of Cuba. Mr. Hackett also agrees to maintain the confidentiality of certain information in certain circumstances.

Thomas P. Cooper
On August 7, 2003, Mr. Thomas P. Cooper and Gulfstream entered into an Executive Employment Agreement, pursuant to which, among other things, Mr. Cooper serves as Senior Vice President, Legal Affairs, or such other position as the Board of Directors of Gulfstream determines, for an initial term of three years, subject to automatic one-year extensions absent mutual amendment of the terms or termination by either party as set forth therein. Mr. Cooper is entitled to a base salary of $100,000 (as increased to reflect increases in the consumer price index or at the discretion of the Compensation Committee) and to a bonus equal to 1% of Gulfstream’s annual pre-tax income which amount is paid quarterly on a trailing twelve month basis, excluding non-recurring gains and losses.

In the event of Mr. Cooper’s death during the term of the agreement; Mr. Cooper’s salary and incentive bonus will be paid to his designated beneficiary, estate or other legal representative for six months following his death. In the event of Mr. Cooper’s disability during the term of the agreement, Mr. Cooper will be entitled to receive no less than six months’ salary following such disability. This disability payment is in addition to other long-term disability benefits provided by the Company to Mr. Cooper. For the purposes of this agreement, “disability” is deemed to have occurred if Mr. Cooper is unable by reason of sickness, disease or accident to substantially perform his duties under the agreement for an aggregate of six months in any one year period, or if he has a guardian of his person or estate appointed by a court.

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

Mr. Cooper has the right to terminate the agreement upon 30 days notice for one year after any change in control. The Company’s obligations to make payments to Mr. Cooper following such a termination are described more fully below under “—Potential Payments Upon Termination or Change In Control”. Pursuant to his employment agreement, Mr. Cooper agrees to a covenant not to compete during the term of the agreement and for a period of six months thereafter in the territory of Florida and the Bahamas (unless terminated without cause by Gulfstream, in which case the noncompetition obligations of Mr. Cooper will end upon his termination). Mr. Cooper also agrees to maintain the confidentiality of certain information in certain circumstances.

Employee Benefit Plans

401(k) Plan. The Company established a 401(k) retirement savings plan in 1996. Each of the Company’s participating employees may contribute to the 401(k) plan, through payroll deductions, up to 50% on a pre-tax basis of his or her compensation, subject to limits imposed by federal law. Beginning on July 1, 2006, the Company matched 25% of the first 4% contributed by participants. The Company may make additional contributions to the 401(k) plan in amounts determined by its Board of Directors. Employees may elect to invest their contributions in various established mutual funds. All amounts contributed by employee participants are fully vested at all times. The amounts matched by the Company are vested 25% in the first year of employment, 50% in the second year of employment, 75% in the third year of employment, and 100% in and after the fourth year of employment. For the year ended December 31, 2009, administrative expenses paid to third-party provider related to the Company’s 401(k) plan were approximately $16,000.

Stock Incentive Plan

The Plan.  The Plan was adopted by its Board of Directors and approved by its stockholders in 2006. The amended and restated plan was adopted by its Board of Directors and approved by its stockholders in 2009. Such plan provides for the granting of incentive stock options, non-incentive stock options, SARs, cash-based awards, or other stock-based awards to employees, directors or consultants selected by the Compensation Committee. The plan authorizes 650,000 shares of the Common Stock to be issued under the plan. A detailed description of the Plan can be found below under “Gulfstream International Group Stock Option Plan”.

As of the date of this report, the Company has only awarded options to certain of its officers, employees and directors for an aggregate of 348,324 shares of such Common Stock. None of the options awarded to date have been exercised. No options were awarded in 2008. An aggregate of 60,000 options were awarded in January 2009 to the named executive officers.

Outstanding Equity Awards at Fiscal Year-End

Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Un-exercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date

David F. Hackett	104,324	––	––	$5.00	May 31, 2016
	6,000	24,000	––	$2.00	January 19, 2019
Robert. M. Brown	18,000	12,000	––	$5.00	January 26, 2017
	4,000	16,000	––	$2.00	January 19, 2019
Thomas P. Cooper	6,000	4,000	––	$5.00	January 26, 2017
	2,000	8,000	––	$2.00	January 19, 2019

Awards Granted. As of March 31, 2010, the Company has granted options to purchase 348,324 shares and 301,676 shares remain available for future awards under the Plan, or approximately 46.4% of the 650,000 total shares reserved. The table below sets forth the number of shares subject to awards which have been granted through March 31, 2010 to (i) individual named executive officers, (ii) named executive officers as a group, (iii) all current directors who are not named executive officers, and (iv) all employees, including officers who are not named executive officers, as a group:

Award Recipients	Number of Shares Awarded
Named executive officers:
David F. Hackett	134,324
Robert M. Brown	50,000
Thomas P. Cooper	20,000
Executive Officers As a Group	204,324
All other employees, as a group:	104,000
Current Directors who are not named executive officers:
Thomas A. McFall	10,000
Gary P. Arnold	4,000
Gary L. Fishman	2,000
Barry S. Lutin	4,000
Richard R. Schreiber	2,000
Total	348,324

Potential Payments upon Termination or Change-In-Control

The named executive officers are entitled to payments upon termination or change-in-control as set forth in their respective employment agreements, with the exception of Robert M. Brown. The Board of Directors provides payments to named executive officers upon termination or change of control in order to give them some degree of financial protection in the event of certain events occurring. The payment to which each named executive officer is eligible is roughly proportionate to such named executive officer’s level of total compensation.

Payments Made Upon Termination

In the event that a named executive officer’s employment terminates for reasons of voluntary termination, early retirement, involuntary not-for-cause termination, termination following a change of control of the Company and in the event of disability or death of the executive, he is entitled to receive amounts earned during his term of employment. Such amounts include:

•	quarterly bonus earned for any completed fiscal quarter for Mr. Thomas P. Cooper;
•	vested options awarded under the Company’s Stock Incentive Plan;
•	vested amounts contributed under the Company’s 401(k) plan; and
•	pay in lieu of unused vacation.

Payments Made Upon Death or Disability

In the event of the death or disability of a named executive officer, each named executive officer is entitled to certain benefits as described in their employment agreements described above under “—Agreements with Named Executive Officers.” The Company does not maintain a disability plan.

Payments Made Upon a Change in Control

Change in Control of the Company

In the event of a change in control of the Company, the Board of Directors or a committee thereof may provide for accelerated vesting or termination of any outstanding stock options issued under the Stock Incentive Plan in exchange for a cash payment, or the issuance of substitute awards to substantially preserve the terms of any option awards previously granted under the Stock Incentive Plan. A description of the events giving rise to a “change in control” for purposes of the Stock Incentive Plan is set forth below under “— The Gulfstream International Group Stock Incentive Plan”.

Change in Control of Gulfstream

Pursuant to the employment agreements between the Company and each named executive officer, with the exception of Robert Brown, the Company is obligated to make certain payments to such executive if his employment is terminated following a change in control of Gulfstream (as defined above) (other than termination by Gulfstream for cause or by reason of death or disability) or if he terminates his employment within one year after the occurrence of a change in control of Gulfstream, as follows:

•
continued payment of base salary and incentive bonus payments, in the case of Mr. Hackett one year following termination of the executive’s employment and in the case of Mr. Thomas P. Cooper one year following termination of executive’s employment plus one additional month for each year of service to the Company; and

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

Gulfstream International Group Stock Incentive Plan

The following is a summary of the Gulfstream International Group Stock Incentive Plan (the “Plan”). This summary is qualified in its entirety by reference to the complete text of the Plan.

Purpose. The purpose of the Plan is to provide the Company with a means to assist in recruiting, retaining and rewarding certain employees, directors and consultants and to motivate such individuals to exert their best efforts on behalf of the Company by providing incentives through the granting of awards. By granting awards to such individuals, the Company expects that the interests of the recipients will be better aligned with the interests of the Company.

Stock Subject to the Plan. Currently a total of 650,000 shares of Common Stock may be issued under the Plan, subject to adjustments. The Company may use shares held in treasury in lieu of authorized but unissued shares. If any award expires or terminates, the shares subject to such award shall again be available for purposes of the Plan. Any shares used by the participant as payment to satisfy a purchase price related to an award, and any shares withheld by the Company to satisfy an applicable tax-withholding obligation, shall again be available for purposes of the Plan.

Administration of the Plan. The Plan is administered by the Compensation Committee, all of the members of which are independent as required by law. The Compensation Committee has sole discretion over determining individuals eligible to participate in the Plan and the time or times at which awards will be granted and the number of shares, if applicable, which will be granted under an award. Subject to certain limitations, the Compensation Committee’s power and authority includes, but is not limited to, the ability to interpret the plan, to establish rules and regulations for carrying out the plan and to amend or rescind any rules previously established, to determine the terms and provisions of the award agreements and to make all other determinations necessary or advisable for the administration of the plan.

Eligible Persons. Any employee or director, as well as consultant to the Company, who is selected by the Compensation Committee is eligible to receive awards. The Compensation Committee will consider such factors as it deems pertinent in selecting participants and in determining the type and amount of their respective awards, provided that incentive stock options may only be granted to employees.

Grant of Awards. The types of awards that may be granted under the Plan are stock options (either incentive stock options or non-qualified stock options), stock appreciation rights, performance-based awards, as well as other stock-based awards and cash-based awards?. Awards are evidenced by an agreement and an award recipient has no rights as a stockholder with respect to any securities covered by an award until the date the recipient becomes a holder of record of the Common Stock.

On the date of the grant, the exercise price must equal at least 100% of the fair market value in the case of incentive stock options, or 110% of the fair market value with respect to optionees who own at least 10% of the total combined voting power of all classes of stock. The fair market value is determined by computing the arithmetic mean of the high and low stock prices on a given determination date. This price needs not be uniform for all recipients of non-qualified stock options and must not be less than 100% of the fair market value. The exercise price on the date of grant is determined by the Compensation Committee in the case of non-qualified stock options. Options granted under the plan will vest as provided by the Compensation Committee at the time of the grant. The currently outstanding options vest 20% on the date of grant and then ratably at 20% per year over the next four years. The options expire on the date determined by the Compensation Committee but may not extend more than ten years from the grant date. The Compensation Committee may provide for accelerated vesting or termination in exchange for cash of any outstanding awards or the issuance of substitute awards upon consummation of a “change in control”.

For purposes of the Plan, a “change in control” is defined as (i) the purchase or other acquisition (other than from the Company) by any person, entity or group of persons, within the meaning of § 13(d) or § 14(d) of the Exchange Act (excluding, for this purpose, the Company or its subsidiaries or any employee benefit plan of the Company or its subsidiaries), of beneficial ownership (within the meaning of Rule 13d-3 promulgated under the Exchange Act) of 51% or more of either the outstanding shares of the Common Stock or the combined voting power of the Company’s outstanding voting securities entitled to vote generally in the election of directors, each as of the time the Stock Incentive Plan was entered into; or (ii) individuals who constituted the Board of Directors at the time the Stock Incentive Plan was entered into cease for any reason to constitute at least a majority of the Board of Directors, except for the election of any person who becomes a director subsequent to such date whose election, or nomination for election by the Company’s stockholders, was approved by a vote of at least a majority of the directors then comprising the incumbent Board of Directors (other than an individual whose initial assumption of office is in connection with an actual or threatened election contest relating to the election of directors); or (iii) approval by the Company’s stockholders of a reorganization, merger or consolidation, in each case with respect to which persons who were the stockholders of the Company immediately prior to such reorganization, merger or consolidation do not, immediately thereafter, own more than 50% of, respectively, the Common Stock and the combined voting power entitled to vote generally in the election of directors of the reorganized, merged or consolidated corporation’s then outstanding voting securities, or of a liquidation or dissolution of the Company or of the sale of all or substantially all of the assets of the Company.

Stock appreciation rights granted under the plan are subject to the same terms and restrictions as the option grants and may be granted independent of, or in connection with, the grant of options. The Compensation Committee determines the exercise price of stock appreciation rights. A stock appreciation right granted independent of an option entitles the participant to payment in an amount equal to the excess of the fair market value of a share of the Common Stock on the exercise date over the exercise price per share, times the number of stock appreciation rights exercised. A stock appreciation right granted in connection with an option entitles the participant to surrender an unexercised option and to receive in exchange an amount equal to the excess of the fair market value of a share of the Common Stock over the exercise price per share for the option, times the number of shares covered by the option which is surrendered. Fair market value is determined in the same manner as it is determined for options.

The Compensation Committee may also grant awards of stock, restricted stock and other awards valued in whole or in part by reference to the fair market value of the Common Stock. These stock-based awards, in the discretion of the Compensation Committee, may be, among other things, subject to completion of a specified period of service, the occurrence of an event or the attainment of performance objectives. Additionally, the Compensation Committee may grant awards of cash, in values to be determined by the Compensation Committee. If any awards are in excess of $1,000,000 such that Section 162(m) of the Internal Revenue Code applies, the committee may, in its discretion, alter its compensation practices to ensure that compensation deductions are permitted.

Awards granted under the plan are generally not transferable by the participant except by will or the laws of descent and distribution, and each award is exercisable, during the lifetime of the participant, only by the participant or his or her guardian or legal representative, unless permitted by the committee.

Amendment. The plan may be amended, altered, suspended or terminated by the administrator at any time. The Company may not alter the rights and obligations under any award granted before amendment of the plan without the consent of the affected participant. Unless terminated sooner, the plan will terminate automatically on February 28, 2016.

           Federal Income Tax Consequences of Awards

The following is a summary of the U.S. federal income tax consequences that generally will arise with respect to awards granted under the plan and with respect to the sale of Common Stock acquired under the plan. The federal tax laws may change and the federal, state and local tax consequences for any participant will depend upon his or her individual circumstances. The tax consequences for any particular individual may be different.

Incentive Stock Options. Some options may constitute “incentive stock options” within the meaning of Section 422 of the Code. If the Company grants an incentive stock option, the recipient is not required to recognize income upon the grant of the incentive stock option, and the Company will not be allowed to take a deduction. Similarly, when a recipient exercises any incentive stock options, provided he or she has not ceased to be an employee of the Company and all affiliates for more than three months before the date of exercise, such employee will not be required to recognize income, and the Company will not be allowed to take a deduction. For purposes of the alternative minimum tax, however, the amount by which the aggregate fair market value of Common Stock acquired on exercise of an incentive stock option exceeds the exercise price of that option generally will be an adjustment included in alternative minimum taxable income for the year in which the incentive stock option is exercised. The Code imposes an alternative minimum tax on a taxpayer whose tentative minimum tax, as defined in Section 55(b) (1) of the Code, exceeds the taxpayer’s regular tax.

Additional tax consequences will depend upon how long the recipient holds the shares of Common Stock received after exercising the incentive stock options. If the shares are held for more than two years from the date of grant and one year from the date of exercise of the option, upon disposition of the shares, any gain upon the subsequent sale of the Common Stock will be taxed as a long-term capital gain or loss. If the recipient disposes of shares acquired upon exercise of an incentive stock option which shares were held for two years or less from the date of grant or one year or less from the date of exercise (“Disqualifying Disposition”), the recipient generally will recognize ordinary income in the year of the Disqualifying Disposition.

To the extent that a recipient recognizes ordinary income, the Company is allowed to take a deduction. In addition, a recipient must recognize as short-term or long-term capital gain, depending on whether the holding period for the shares exceeds one year, any amount that is realized upon disposition of those shares which exceeds the fair market value of those shares on the date of exercise of the option.

Non-Qualified Stock Options. If a recipient receives a non-qualified stock option, he or she will not recognize income at the time of the grant of the stock option, nor will the Company be entitled to a deduction. However, such person will recognize ordinary income upon the exercise of the non-qualified stock option. The amount of ordinary income recognized equals the difference between (a) the fair market value of the stock on the date of exercise and (b) the amount paid for the stock. The Company will be entitled to a deduction in the same amount. The ordinary income recognized will be subject to applicable tax withholding by the Company. When the shares are sold, any difference between the sales price and the basis (i.e., the amount paid for the stock plus the ordinary income recognized) will be treated as a capital gain or loss, depending on the holding period of the shares.

Performance-Based Awards/Stock Appreciation Rights. An award recipient generally will not recognize taxable income upon the grant of performance-based awards or stock appreciation rights. Instead, such person will recognize as ordinary income, and the Company will have as a corresponding deduction, any cash delivered and the fair market value of any Common Stock delivered in payment of an amount due under the performance award or stock appreciation right. The ordinary income recognized will be subject to applicable tax withholding.

Upon selling any Common Stock received by a recipient in payment of an amount due under a performance award or stock appreciation right, such recipient generally will recognize a capital gain or loss in an amount equal to the difference between the sale price of the Common Stock and the tax basis in the Common Stock, depending on the holding period for the shares.

Other Stock-Based Awards and Cash-Based Awards. The tax consequences associated with any other stock-based award or cash-based award granted under the Plan will vary depending on the specific terms of the award, including whether the award has a readily ascertainable fair market value, whether or not the award is subject to forfeiture provisions or restrictions on transfer, the nature of the property under the award, the applicable holding period and the recipient’s tax basis.

Income Tax Rates on Capital Gain and Ordinary Income.  Under current tax law, short-term capital gain and ordinary income will be taxable at a maximum federal rate of 35%. Phaseouts of personal exemptions and reductions of allowable itemized deductions at higher levels of income may result in slightly higher effective tax rates. Ordinary compensation income generally will also be subject to the Medicare tax and, under certain circumstances, a social security tax. On the other hand, the relevant long-term capital gain will be taxable at a maximum federal rate of 15%.

Effect of Section 162(m) of the Code. Pursuant to Section 162(m) of the Code, the Company may not deduct compensation of more than $1,000,000 that is paid in a taxable year to an individual who, on the last day of the taxable year, is the Company’s chief executive officer or among one of its four other highest compensated officers for that year. The deduction limit, however, does not apply to certain types of compensation, including qualified performance-based compensation. Compensation attributable to incentive stock options and non-qualified stock options granted under the Plan could be treated as qualified performance-based compensation and therefore not be subject to the deduction limit. In addition, the Compensation Committee may structure certain performance-based awards utilizing the performance criteria set forth in the Plan so that payments under such awards may likewise be treated as qualified performance-based compensation.

Compensation of Directors

The Company uses a combination of cash and stock-based incentive compensation to attract and retain qualified candidates to serve on the Board of Directors. In setting director compensation, the Company considers the significant amount of time that Directors expend in fulfilling their duties to the Company as well as the skill level required by the Company with respect to members of the Board of Directors.  Compensation for the Company’s directors in 2009 was as follows:

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Thomas A. McFall	––	––	10,000	––	––	––	––
Gary P. Arnold	$31,000	––	4,000	––	––	––	$31,000
Gary L. Fishman	$28,000	––	2,000	––	––	––	$28,000
David F. Hackett(1)	––	––		––	––	––	––
Barry S. Lutin	$34,000	––	4,000	––	––	––	$34,000
Richard R. Schreiber	$31,000	––	2,000	––	––	––	$31,000
———————
(1)  Mr. Hackett is not compensated for his service as a director. The compensation of Mr. Hackett as President and Chief Executive Officer is disclosed in the Summary Compensation Table above.

Following the Company’s initial public offering in December 2007, each director receives an annual fee of $20,000. Each director receives an additional $5,000 for each committee on which he serves as Chairman per year, $3,000 for each committee on which he serves as a member (but not as a Chairman) per year and $500 for each meeting such director attends that is not in conjunction with a regularly scheduled meeting of the Board of Directors. The Company reimburses members of the Board of Directors for travel related expenditures related to their services to the Company. Each director will also be entitled to participate in the Company’s Stock Incentive Plan. It is expected that new directors will be granted options on the date that they begin service exercisable at the then-current market value.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following tables set forth certain information known to us with respect to beneficial ownership of our Common Stock as of March 31, 2010, by:

•	each person known by us to own beneficially more than 5% of the Company’s outstanding Common Stock;
•	each of the Company’s directors;
•	each named executive officer; and
•	all of the Company’s directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power over securities. The table below includes the number of shares underlying options and warrants that are currently exercisable or exercisable within 60 days of March 31, 2010. It is therefore based on 3,795,061 shares of common stock outstanding as of March 31, 2010. Shares of Common Stock subject to options and warrants that are currently exercisable or exercisable within 60 days of March 31, 2010 are considered outstanding and beneficially owned by the person holding the options or warrants for the purposes of computing beneficial ownership of that person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. To our knowledge, except as set forth in the footnotes to this table and subject to applicable community property laws, each person named in the table has sole voting and investment power with respect to the shares set forth opposite such person’s name. Except as otherwise indicated, the address of each of the persons in this table is as follows: c/o Gulfstream International Group, Inc., 3201 Griffin Road, 4th Floor, Ft. Lauderdale, Florida 33312.

Beneficial Owners of More Than Five Percent

Name of Beneficial Owner	Number of Shares Beneficially	Percent Beneficially Owned

Robert F. Taglich (1) 700 New York Avenue Huntington, New York 11743	280,922	7.28%

Michael N. Taglich (2) 700 New York Avenue Huntington, New York 11743	281,922	7.31%

Shelter Island Opportunity Fund, LLC (3) One East 52nd Street, 6th Floor New York, NY 10022	937,522	24.70%

Daniel H. Abramowitz (4) 110 North Washington Street, Suite 401 Rockville, Maryland 20850	231,350	7.16%

Craig Macnab (5) 1860 Summerland Ave. Winter Park, FL 32789	300,000	7.70%

Bahama Investments Family (6) 190 Sykes Loop Drive Merritt Island, FL 32953	300,000	7.70%

Glenn Richard Hicks Roth DCG&T (7) 21 Tanfield Rd. Tiburon, CA 92920	213,000	5.48%

 (1)  Includes 5,000 shares of Common Stock held by Tag/Kent Partnership. Mr. Taglich is a partner of, and holds a 33.33% interest in, the Tag/Kent Partnership.

(2)   Includes 5,000 shares of Common Stock held by Tag/Kent Partnership. Mr. Taglich is a partner of, and holds a 33.33% interest in, the Tag/Kent Partnership.

(3)   Consists of warrants to purchase 914,189 shares of Common Stock at $0.0011 per share.

(4)   Includes 40,000 shares of Common Stock held by Hillson Investments, LLC, 154,350 shares of Common Stock held by Hillson Partners LP, 35,000 shares of Common Stock issuable under a warrant held by Hillson Partners LP and 2,000 shares of Common Stock issuable upon exercise of stock options granted under the Stock Incentive Plan held by Mr. Abramowitz.

(5)   Consists of 200,000 of common stock issuable upon conversion of 20,000 shares of preferred stock and warrants to purchase 100,000 shares of Common Stock at $1.75 per share.

(6)   Consists of 200,000 of common stock issuable upon conversion of 20,000 shares of preferred stock and warrants to purchase 100,000 shares of Common Stock at $1.75 per share.

(7)   Consists of 142,000 of common stock issuable upon conversion of 14,200 shares of preferred stock and warrants to purchase 71,000 shares of Common Stock at $1.75 per share

Beneficial Ownership of Directors, Director Nominees and Executive Officers

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percent Beneficially Owned

David F. Hackett (1)	149,324	3.9%
Thomas A. McFall (2)	93,300	2.5%
Gary P. Arnold (3)	84,000	2.2%
Robert M. Brown (4)	32,000	*
Thomas P. Cooper (5)	25,000	*
Barry S. Lutin (6)	4,000	*
Richard R. Schreiber (7)	2,000	*
Gary L. Fishman (8)	2,000	*
All directors and officers as a group (9 persons) (1)(2)(3)(4)(5)(6)(7)(8)	391,624	10.3%

*Indicates beneficial ownership of less than one percent.

(1)  Includes 116,324 shares of Common Stock issuable upon exercise of stock options granted under the Stock Incentive Plan held by Mr. Hackett.

(2)  Includes 4,000 shares of Common Stock issuable upon exercise of stock options granted under the Stock Incentive Plan held by Thomas A. McFall.

(3)  Includes 4,000 shares of Common Stock issuable upon exercise of stock options granted under the Stock Incentive Plan held by Mr. Arnold.

(4)  Consists of shares issuable upon exercise of stock options granted under the Stock Incentive Plan held by Mr. Brown.

(5)  Includes 12,000 shares of Common Stock issuable upon exercise of stock options granted under the Stock Incentive Plan held by Mr. Cooper.

(6)  Consist of shares issuable upon exercise of stock options granted under the Stock Incentive Plan held by Mr. Lutin.

(7)  Consists of shares issuable upon exercise of stock options granted under the Stock Incentive Plan held by Mr. Schreiber.

(8)  Consist of shares issuable upon exercise of stock options granted under the Stock Incentive Plan held by Mr. Fishman.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Since January 1, 2007, there has not been, nor is there currently planned, any transaction or series of similar transactions to which the Company was or is a party in which the amount involved exceeds $120,000 and in which any director, executive officer or holder of more than 5% of the Common Stock or any member of such persons immediate families had or will have a direct or indirect material interest other than the transactions described below.

The Nominating and Corporate Governance Committee has responsibility for establishing and maintaining guidelines relating to any related party transactions between the Company and any of its officers or directors. Under the Company’s Code of Ethics (which can be accessed from its homepage at http://www.gulfstreamair.com by selecting “Corporate Governance”), any conflict of interest between a director or officer and the Company must be referred to the Nominating and Corporate Governance Committee for approval. The Company intends to adopt written guidelines for the Nominating and Corporate Governance Committee which will set forth the requirements for review and approval of any related party transactions.

The transactions reported in the following sections “Management Services Agreement,” “Property Lease,” “Cuba Operations,” “Indemnification and Employment Agreements” and “Other Services” were not entered into pursuant to a formal policy of the Company regarding related party transactions. Each transaction below was entered into prior to the Company’s initial public offering in December 2007.

Management Services Agreement

On March 14, 2006, the Company entered into a management services agreement with Weatherly Group, LLC, one of the entities which formed the Company for the purpose of acquiring Gulfstream and the Academy. Under this agreement, Weatherly Group agreed to provide advisory and management services to the Company in consideration of an annual management fee of $200,000, payable monthly, and financial advisory fees based on a formula if the Company merges with or acquires another company. The agreement was terminated on May 27, 2008 and there were no fees paid during 2008 or 2009.

Property Lease

The Company leases the Gulfstream and Academy headquarters from EYW Holdings, Inc., an entity controlled in part by Thomas L. Cooper, the former Chief Executive Officer and current Chairman Emeritus of Gulfstream, and Thomas P. Cooper, an officer of Gulfstream, for a combined rent of approximately $34,000 per month. This corresponds to a price per square foot of approximately $24.29, which was consistent with lease rates for comparable commercial space at the time this arrangement was entered into.

Cuba Operations

GAC, a related company which is owned by Thomas L. Cooper, the former Chief Executive Officer of Gulfstream, operates charter flights between Miami and Havana.

Pursuant to a services agreement between Gulfstream and GAC dated August 8, 2003 and amended on March 14, 2006, Gulfstream provides use of its aircraft, flight crews, the Gulfstream name, insurance, and service personnel, including passenger, ground handling, security, and administrative. Gulfstream also maintains the financial records for GAC. Pursuant to the March 14, 2006 amended agreement, Gulfstream receives 75% of the operating profit generated by GAC’s Cuban charter operation. Income provided under the services agreement amounted to $425,000 and $1,491,000 for 2008 and 2009, respectively.

This profit-sharing arrangement resulted from arms’ length negotiations with the principal selling stockholder in connection with the Company’s acquisition of Gulfstream and the Academy.

Debt Financing

On September 16, 2008, we consummated a financing in which we issued $5.1 million of senior debentures (the “Senior Debentures”) and warrants to purchase 578,870 shares of common stock (the “Senior Warrants”) to Shelter Island Opportunity Fund, LLC.  On the same date, we issued a 12% subordinated convertible debenture for $1.0 million (the “Junior Debenture”) and a warrant to purchase 225,000 shares of common stock (the “Junior Warrants”) to Gulfstream Funding I LLC, an entity owned in part by Thomas A. McFall, a member of the Board of Directors, and Douglas Hailey, a former member of the Board of Directors.

At the October 20, 2009 Annual Meeting of shareholders, the Company’s shareholders approved a reduction in the conversion price to $1.975 from $3.00 relating to the Junior Debenture issued to Gulfstream Funding I, LLC in September 2008. The conversion to equity of the debenture and accrued interest expense was effective on October 20, 2009 and resulted in the issuance of 578,342 shares of the company’s common stock.

The Junior Warrants were originally exercisable through September 16, 2014 at an exercise price of $3.20 per share.  Upon conversion of the Junior Debenture, the number of shares issuable under the Junior Warrants was decreased from 225,000 to 166,667, or a decrease of 58,333 shares.  The Junior Warrants are subject to anti-dilution adjustment for certain future issuances or deemed issuances of Common Stock at a price per share of less than $3.20.

On October 7, 2009, the Company issued a subordinated note to Gulfstream Funding II, LLC (“GF II”), an entity owned in part by Thomas A. McFall, a member of the Board of Directors, and Douglas Hailey, a former member of the Board of Directors, for $1.5 million that matured on January 15, 2010 and bore interest at 12%. On January 15, 2010, the Company and GF II agreed to enter into one or more definitive agreements to extend the maturity date of the Note and to provide for the conversion of the outstanding principal amount of the Note and all accrued and unpaid interest thereon (collectively, the “Debt”) into preferred stock of the Company at current market prices. Upon the execution of such agreements by the Company and GF II, the Company will file a Current Report on Form 8-K disclosing the transaction and including such agreements as exhibits.  In addition, GF II waived any event of default, which would have occurred due to the Company’s failure to repay the Debt on the maturity date.

Other Services

The Company leases equipment from entities controlled by Thomas L. Cooper, former Chief Executive Officer of Gulfstream. The amounts paid for 2008 and 2009 were approximately $41,000 each year.

Indemnification and Employment Agreements

The Company’s bylaws provide that it may indemnify its directors, officers and employees against claims arising in connection with their actions in such capacities. The Company currently has a directors’ and officers’ liability insurance policy that insures such persons against the costs of defense, settlement or payment of a judgment under certain circumstances. The Company believes that these indemnification and liability provisions are essential to attracting and retaining qualified persons as officers and directors. The Company has also entered into employment agreements with its named executive officers. See “Executive Compensation–Agreements with Named Executive Officers.”

The Company has entered into indemnification agreements with its directors and executive officers. Under these agreements, the Company is required to indemnify them against all expenses, judgments, fines, settlements and other amounts actually and reasonably incurred, in connection with any actual, or any threatened, proceeding if any of them may be made a party because he or she is or was one of the Company’s directors or officers. The Company is obligated to pay these amounts only if the officer or director acted in good faith and in a manner that he or she reasonably believed to be in or not opposed to the Company’s best interests. With respect to any criminal proceeding, the Company is obligated to pay these amounts only if the officer or director had no reasonable cause to believe that his or her conduct was unlawful. The indemnification agreements also set forth procedures that will apply in the event of a claim for indemnification under such agreements.

In addition, the Certificate provides that the liability of its directors for monetary damages will be eliminated to the fullest extent permissible under the General Corporation Law of the State of Delaware. Each director will continue to be subject to liability for any breach of the director’s duty of loyalty, for acts or omissions not in good faith or involving intentional misconduct or knowing violations of law, for unlawful stock purchases or redemptions and for any transaction from which the director derived an improper personal benefit. This provision also does not affect a director’s responsibilities under any other laws, such as the federal securities laws or state or federal environmental laws.

 Review, Approval and Ratification of Related Party Transactions

The Nominating and Corporate Governance Committee has responsibility for establishing and maintaining guidelines relating to any related party transactions between the Company and any of its officers or directors. Under the Company’s Code of Ethics (which can be accessed from its homepage at http://www.gulfstreamair.com by selecting “Corporate Governance”), any conflict of interest between a director or officer and the Company must be referred to the Nominating and Corporate Governance Committee for approval. The Company intends to adopt written guidelines for the Nominating and Corporate Governance Committee which will set forth the requirements for review and approval of any related party transactions.

Director Independence

The Company periodically reviews the independence of each director. Pursuant to this review, the directors and officers of the Company, on an annual basis, are required to complete and forward to the Corporate Secretary a detailed questionnaire to determine if there are any transactions or relationships between any of the directors or officers (including immediate family and affiliates) and the Company. If any transactions or relationships exist, the Company then considers whether such transactions or relationships are inconsistent with a determination that the director is independent in accordance with the listing standards of the NYSE Amex. Pursuant to this process, the Board of Directors has determined that Messrs. Arnold, Fishman, Lutin and Schreiber qualify as independent directors.

Conflicts of Interest

Certain potential conflicts of interest are inherent in the relationships between our officers and directors of and us.

Conflicts Relating to Officers and Directors

To date, we do not believe that there are any conflicts of interest involving our officers or directors.

With respect to transactions involving real or apparent conflicts of interest, we have adopted policies and procedures which require that: (i) the fact of the relationship or interest giving rise to the potential conflict be disclosed or known to the directors who authorize or approve the transaction prior to such authorization or approval, (ii) the transaction be approved by a majority of our disinterested outside directors, and (iii) the transaction be fair and reasonable to us at the time it is authorized or approved by our directors.

Item 14.  Principal Accountant Fees and Services.

Appointment of Auditors. Our Audit Committee and shareholders selected Cherry, Bekaert & Holland, L.L.P. as our auditors for the year ended December 31, 2009.

Audit Fees. The aggregate fees for professional services rendered by McKean, Paul, Chrycy, Fletcher & Co. for the audit of the Company’s financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2008 were approximately $203,000. The aggregate fees for professional services rendered by Cherry, Bekaert & Holland, L.L.P. for the audit of the Company’s financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2009 were approximately $185,000.

Audit-Related Fees. There were no audit-related fees paid to, or services rendered by, McKean, Paul, Chrycy, Fletcher & Co. or Cherry, Bekaert & Holland, L.L.P. in 2008. In 2009, fees paid to Cherry, Bekaert & Holland, L.L.P. for review of the company’s Form 10-Q filings were approximately $56,000. Also fees paid to Cherry, Bekaert & Holland, L.L.P to perform a review of the Company’s internal controls to support management’s certification of the validity of its internal controls were $36,265.

Tax Fees. The fees paid to McKean, Paul, Chrycy, Fletcher & Co. for tax compliance or tax consulting during 2008 were $36,926. The fees paid to Cherry, Bekaert & Holland, L.L.P. for tax compliance or tax consulting during 2009 were $42,270.

All Other Fees. There were no other fees paid to, or services rendered by McKean, Paul, Chrycy, Fletcher & Co. or Cherry, Bekaert & Holland, L.L.P. in 2008 and 2009.

The Company paid no audit fees, audit-related fees, tax fees or other fees to Cherry, Bekaert & Holland, L.L.P. for services rendered in 2008.

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

The percentage of hours expended on the principal accountant’s engagement to audit the Company’s financial statements for the fiscal year ended December 31, 2009 that were attributable to work performed by persons other than the principal accountant’s full-time, permanent employees was less than 50%.

PART IV

ITEM 15. EXHIBITS , FINANCIAL STATEMENT SCHEDULES.

(a) Financial Statements and Schedules

1. Financial Statements

The following financial statements are filed as part of this report under Item 8 of Part II “Financial Statements and Supplementary Data:

A.           Consolidated Balance Sheets as of December 31, 2009 and 2008.

B.           Consolidated Statements of Operations for the years ended of December 31, 2009 and 2008.

C.           Consolidated Statements of Cash Flows as of December 31, 2009 and 2008.

D.           Consolidated Statements of Stockholders’ Equity for the years ended of December 31, 2009 and 2008.

2. Financial Statement Schedules

Financial statement schedules not included herein have been omitted because they are either not required, not applicable, or the information is otherwise included herein.

(b) Exhibits.
EXHIBIT INDEX

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

Exhibit No.	Exhibit

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

Exhibit No.	Exhibit

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

Exhibit No	Exhibit

10.42
Letter Agreement Regarding Conversion of Debenture dated September 16, 2008, by and between Gulfstream International Group, Inc. and Gulfstream Funding, LLC, incorporated by reference to Gulfstream International Group, Inc. Form 10-Q (File No. 001-33884) dated November 14, 2008, exhibit 10.9

10.43
Agreement, dated December 19, 2008 by and between Gulfstream International Airlines, Inc. and Raytheon Aircraft Credit Corporation, incorporated by reference to Gulfstream International Group, Inc. Form 8-K (File No. 001-33884) dated December 23, 2008, exhibit 10.1

10.44
Note Purchase Agreement dated as of October 7, 2009 by and between Gulfstream International Group, Inc. and Gulfstream Funding II, LLC, incorporated by reference to Gulfstream International Group, Inc. Form 8-K (File No. 001-33884) dated October 7, 2009, exhibit 10.1.

10.45
Subordinated Promissory Note of Gulfstream International Group, Inc. dated as of October 7, 2009 in favor of Gulfstream Funding II, LLC, incorporated by reference to Gulfstream International Group, Inc. Form 8-K (File No. 001-33884) dated October 7, 2009, exhibit 10.2.

10.46	Form of Unit Purchase Agreement, incorporated by reference to Gulfstream International Group, Inc. Form 8-K (File No. 001-33884) dated January 29, 2010, exhibit 10.1.

10.47	Form of Warrant, incorporated by reference to Gulfstream International Group, Inc. Form 8-K (File No. 001-33884) dated January 29, 2010, exhibit 10.2.

10.48	Form of Registration Rights Agreement, incorporated by reference to Gulfstream International Group, Inc. Form 8-K (File No. 001-33884) dated January 29, 2010, exhibit 10.3.

10.49
Form of Purchase Agreement for Senior Secured Notes and Warrants dated as of February 26, 2010, incorporated by reference to Gulfstream International Group, Inc. Form 8-K/A (File No. 001-33884) dated March 5, 2010, exhibit 10.1.

10.50
Form of 12% Senior Secured Note due December 31, 2010 issued on February 26, 2010, incorporated by reference to Gulfstream International Group, Inc. Form 8-K/A (File No. 001-33884) dated March 5, 2010, exhibit 10.2.

10.51	Form of Warrant issued on February 26, 2010, incorporated by reference to Gulfstream International Group, Inc. Form 8-K/A (File No. 001-33884) dated March 5, 2010, exhibit 10.3.

10.52	Security Agreement dated as of February 26, 2010, incorporated by reference to Gulfstream International Group, Inc. Form 8-K/A (File No. 001-33884) dated March 5, 2010, exhibit 10.4.

10.53
Waiver, Consent and Intercreditor Agreement dated as of February 26, 2010, incorporated by reference to Gulfstream International Group, Inc. Form 8-K/A (File No. 001-33884) dated March 5, 2010, exhibit 10.5.

10.54	Form of Registration Rights Agreement, incorporated by reference to Gulfstream International Group, Inc. Form 8-K/A (File No. 001-33884) dated March 5, 2010, exhibit 10.6.

10.55
Forbearance Agreement and Amendment to Debenture dated as of February 26, 2010, incorporated by reference to Gulfstream International Group, Inc. Form 8-K/A (File No. 001-33884) dated March 5, 2010, exhibit 10.7.

10.56
$250,000 Promissory Note issued to Shelter Island Opportunity Fund, LLC on February 26, 2010, incorporated by reference to Gulfstream International Group, Inc. Form 8-K/A (File No. 001-33884) dated March 5, 2010, exhibit 10.8.

10.57
Put Warrant issued to Shelter Island Opportunity Fund, LLC on February 26, 2010, incorporated by reference to Gulfstream International Group, Inc. Form 8-K/A (File No. 001-33884) dated March 5, 2010, exhibit 10.9.

10.58
Remaining Warrant issued to Shelter Island Opportunity Fund, LLC on February 26, 2010, incorporated by reference to Gulfstream International Group, Inc. Form 8-K/A (File No. 001-33884) dated March 5, 2010, exhibit 10.10.

10.59
Amendment to the Put Option Agreement dated as of February 26, 2010, incorporated by reference to Gulfstream International Group, Inc. Form 8-K/A (File No. 001-33884) dated March 5, 2010, exhibit 10.11.

10.60
Omnibus Amendment to the Guaranty Agreements dated as of February 26, 2010, incorporated by reference to Gulfstream International Group, Inc. Form 8-K/A (File No. 001-33884) dated March 5, 2010, exhibit 10.12.

10.61	Form of Series A Convertible Preferred Stock Purchase Agreement, incorporated by reference to Gulfstream International Group, Inc. Form 8-K (File No. 001-33884) dated April 5, 2010, exhibit 10.1.

10.62
Certificate of Designation, Preferences and Rights of the Series A Convertible Preferred Stock of Gulfstream International Group dated as of March 31, 2010, incorporated by reference to Gulfstream International Group, Inc. Form 8-K (File No. 001-33884) dated April 5, 2010, exhibit 10.2.

Exhibit No	Exhibit

10.63	Form of Warrant, incorporated by reference to Gulfstream International Group, Inc. Form 8-K (File No. 001-33884) dated April 5, 2010, exhibit 10.3.

10.64	Form of Registration Rights Agreement, incorporated by reference to Gulfstream International Group, Inc. Form 8-K (File No. 001-33884) dated April 5, 2010, exhibit 10.4.

10.65	Form of Exchange Letter Agreement, incorporated by reference to Gulfstream International Group, Inc. Form 8-K (File No. 001-33884) dated April 5, 2010, exhibit 10.5.

11.1*	Statement re computation of per share earnings

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

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this Form 10-K Annual Report to be signed on its behalf by the undersigned on April 15, 2010, thereunto duly authorized.

GULFSTREAM INTERNATIONAL GROUP, INC.

By:	/s/ David F. Hackett
David F. Hackett
Chief Executive Officer (Principal Executive Officer)

By:	/s/ Robert M. Brown
Robert M. Brown
Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K Annual Report has been signed by the following persons in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ David F. Hackett David F. Hackett	Chief Executive Officer, President and Director (Principal Executive Officer)	April 15, 2010

/s/ Robert M. Brown Robert M. Brown	Chief Financial Officer (Principal Financial and Accounting Officer)	April 15, 2010

/s/ Thomas A. McFall Thomas A. McFall	Chairman of the Board of Directors and Senior Executive Officer	April 15, 2010

/s/ Gary P. Arnold Gary P. Arnold	Director	April 15, 2010

/s/ Gary L. Fishman Gary L. Fishman	Director	April 15, 2010

/s/ Barry S. Lutin Barry S. Lutin	Director	April 15, 2010

/s/ Richard R. Schreiber Richard R. Schreiber	Director	April 15, 2010