Form 10-Q
period 2010-03-31
GULFSTREAM INTERNATIONAL GROUP INC
filed 2010-05-17
CIK 1405419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     March 31, 2010

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.  Yes  ☒ No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐ No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes  ☐     No  ☑

Number of outstanding shares of the registrant's par value $0.01 common stock, as of May 15, 2010: 3,795,061.

Gulfstream International Group, Inc.
Quarterly Report on Form 10-Q

Exhibit 31.1	Certification of Chief Executive Officer

Exhibit 31.2	Certification of Chief Financial Officer

Exhibit 32.1	Certification of Chief Executive Officer

Exhibit 32.2	Certification of Chief Financial Officer

Cautionary Statement Concerning Forward-Looking Statements

Our representatives and we may from time to time make written or oral statements that are "forward-looking," including statements contained in this Quarterly Report on Form 10-Q and other filings with the Securities and Exchange Commission, reports to our stockholders and news releases. All statements that express expectations, estimates, forecasts or projections are forward-looking statements within the meaning of the Act. In addition, other written or oral statements which constitute forward-looking statements may be made by us or on our behalf. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," "projects," "forecasts," "may," "should," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions which are difficult to predict. These risks may relate to, without limitation:

•	our business strategy;

•	our value proposition;

•	the market opportunity for our services, including expected demand for our services;

•	information regarding the replacement, deployment, acquisition and financing of certain numbers and types of aircraft, and projected expenses associated therewith;

•	costs of compliance with FAA regulations, Department of Homeland Security regulations and other rules and acts of Congress;

•	the ability to pass taxes, fuel costs, inflation, and various expenses to our customers;

•	certain projected financial obligations;

•	our estimates regarding our capital requirements;

•	any of our other plans, objectives, expectations and intentions contained in this report that are not historical facts;

•	changing external competitive, business, budgeting, fuel supply, weather or economic conditions;

•	changes in our relationships with employees or code share partners;

•	availability and cost of funds for financing new aircraft and our ability to profitably manage our existing fleet;

•	adverse reaction and publicity that might result from any accidents;

•	the impact of current or future laws and government investigations and regulations affecting the airline industry and our operations;

•	additional terrorist attacks; and

•	consumer unwillingness to incur greater costs for flights.

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

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
GULFSTREAM INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	As of
	December 31,	March 31,
Assets	2009	2010
Current Assets
Cash and cash equivalents	$2,260	$1,860
Accounts receivable, net	3,426	4,301
Expendable parts and fuel	1,210	1,211
Prepaid expenses	1,135	987
Total Current Assets	8,031	8,359

Property and Equipment
Flight equipment	3,809	3,830
Other property and equipment	1,546	1,542
Less accumulated depreciation	(2,658)	(2,840)
Total Property and Equipment	2,697	2,532

Intangible assets, net	2,837	2,772
Other assets	1,213	1,032
Total Assets	$14,778	$14,695

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities
Accounts payable and accrued expenses	$12,694	$11,932
Accounts payable - restructured, current portion	2,606	2,575
Notes Payable	3,864	5,644
Engine return liability, current portion	1,168	1,194
Warrant Liability	-	2,217
Air traffic liability	1,391	981
Deferred tuition revenue	929	784
Total Current Liabilities	22,652	25,327

Long Term Liabilities
Accounts payable, restructured, net of current portion	426	282
Warrant liability	2,639	309
Total Liabilities	25,717	25,918

Stockholders' Equity (Deficit)
Preferred Stock	-	534
Common stock	36	37
Additional paid-in capital	14,236	14,820
Common stock warrants	61	61
Accumulated deficit	(25,272)	(26,675)
Total Stockholders' Equity (Deficit)	(10,939)	(11,223)
Total Liabilities & Stockholders' Equity (Deficit)	$14,778	$14,695

The accompanying notes are an integral part of these consolidated financial statements.

GULFSTREAM INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except EPS)
(Unaudited)

	Three Months Ended
	March, 2009	March, 2010
Operating Revenues
Passenger revenue	$17,532	$14,731
Academy, charter and other revenue	6,044	7,323
Total Operating Revenues	23,576	22,054

Operating Expenses
Flight operations	3,065	3,920
Aircraft fuel	3,461	3,876
Maintenance	5,470	4,807
Passenger and traffic service	4,827	5,688
Aircraft rent	1,646	1,447
Promotion and sales	1,303	1,129
General and administrative	1,697	1,848
Depreciation and amortization	287	307
Total Operating Expenses	21,756	23,022

Operating profit (loss)	1,820	(968)

Non-operating (expense) income
Interest expense	(584)	(568)
Interest income	7	-
Gain on modification of debt	0	194
Other (expense) income	(65)	(61)
Total non-operating (expense) income	(642)	(435)

Profit (loss) before income tax provision (benefit)	1,178	(1,403)
Income tax provision (benefit)	448	-
Net profit (loss)	$730	$(1,403)

Basic	$0.25	$(0.38)
Diluted	$0.19	$(0.38)

Shares used in calculating net income (loss) per share:
Basic	2,960	3,657
Diluted	3,293	3,657
The accompanying notes are an integral part of these consolidated financial statements.

GULFSTREAM INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2009	2010

Cash flows from operating activities:
Net income (loss)	$730	$(1,403)
Adjustment to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Depreciation and amortization	287	307
Amortization of deferred finance costs	339	350
Gain on the modification of senior debentures	-	(194)
Deferred income tax provision (benefit)	449	-
Changes in fair market value of derivative warrants	61	89
Stock-based compensation	47	18
Provision for bad debts	2	-
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	(47)	(875)
Decrease (increase) in expendable parts and fuel	101	(1)
Decrease (increase) in prepaid expense	(175)	148
Decrease (increase) in other assets	-	(69)
Increase (decrease) in accounts payable & accrued exps.	(2,355)	(705)
Increase (decrease) in accounts payable - restructured	(173)	(183)
Increase (decrease) in deferred revenue	(199)	(555)
Increase (decrease) in engine return liability	(832)	26
Net cash provided by (used in) operating activities	(1,764)	(3,047)

Cash flows from (used in) investing activities:
Acquisition of property and equipment	(188)	(79)
Disposal of equipment	-	9
Net cash provided by (used in) investing activities	(188)	(70)

Cash flows from (used in) financing activities:
Unrealized loss on fuel hedge contracts	314	-
Proceeds from borrowings	-	1,500
Repayments of debt	(425)	-
Proceeds from issuance of common stock	-	289
Proceeds from issuance of preferred stock	-	928
Net cash provided by (used in) financing activities	(111)	2,717

Net increase (decrease) in cash and cash equivalents	(2,063)	(400)
Cash, beginning of period	3,215	2,260
Cash, end of period	$1,152	$1,860

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$128	$35
Cash paid during the period for income taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:

The accompanying notes are an integral part of these consolidated financial statements.

1] Upon issuance of preferred stock, certain common stockholders (See note 7) were granted rights to convert their shares and warrants to preferred stock and warrants.  As of March 31, 2010, 101,000 shares of common were converted to 142,000 preferred shares.  The Warrant rights associated with the common stock issuance in January 2010 were also exchanged for the warrant rights associated with the preferred stock offering.

2] Warrants valued at $266,000 and a Note payable in the amount of $50,000 were issued in conjunction with the issuance of Senior Secured Debt during the quarter.  The fair market valuation of the warrants combined with the face value of the notes were recorded as deferred finance costs and the warrants and notes payable were recorded as current liabilities.

3] Warrants valued at $138,000 were issued in conjunction with the issuance of convertible preferred and common stock during the quarter.  The fair market valuation of the warrants combined with the face value of the notes were recorded as deferred finance costs and the warrants and notes payable were recorded as current liabilities.

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.
(Unaudited)

(1)      Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and the instructions to Form 10-Q and, therefore, reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. These interim consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. The results of operations for the interim periods are not necessarily indicative of the results for the entire fiscal year.

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

Gulfstream Air Charter, Inc. (“GAC”), a related company, operates charter flights between Miami and Havana. GAC is licensed by the Office of Foreign Assets Control of the U. S. Department of the Treasury as a carrier and travel service provider for charter air transportation between designated U. S. and Cuban airports. Pursuant to a services agreement between Gulfstream and GAC dated August 8, 2003 and amended on March 14, 2006, Gulfstream may provide use of its aircraft, flight crews, the Gulfstream name, insurance, and service personnel, including passenger, ground handling, security, and administrative. Gulfstream also maintains the financial records for GAC.  Pursuant to the March 14, 2006 amended agreement, Gulfstream receives 75% of the operating profit generated by GAC’s Cuban charter operation. Since January 1, 2008, we have consolidated the results of the Cuba charter business as a variable interest entity pursuant to the requirements of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities and Financial Accounting Standards No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS No. 167”). As of December 31, 2009, SFAS No. 167 had been codified under Accounting Standard Update (“ASU”) 2009-17.

(2) New Pronouncements

           In February 2010, the Financial Accounting Standards Board (“FASB”) issued amended guidance to require an SEC filer to evaluate subsequent events through the date the financial statements are filed with the SEC. The amended guidance adds the definitions of an SEC filer and revised financial statements and no longer requires that an SEC filer disclose the date through which subsequent events have been reviewed. It also removes the definition of a public entity. The adoption of the new guidance did not have an impact on the Company’s disclosures, consolidated financial position, results of operations and cash flows.

In January 2010, the FASB issued authoritative guidance to require additional disclosures about the different classes of assets and liabilities measured at fair value, the valuation techniques and inputs used, the activity in Level 3 fair value measurements and the transfers between Levels 1, 2, and 3. The disclosure requirements are related to recurring and nonrecurring fair value measurements. The adoption of the new guidance did not have an impact on the Company’s consolidated financial position, results of operations and cash flows.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS No. 167”). As of December 31, 2009, SFAS No. 167 had been codified under Accounting Standard Update (“ASU”) 2009-17. SFAS No. 167 amends FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” (FIN 46(R)) to require an enterprise to qualitatively assess the determination of the primary beneficiary of a variable interest entity (“VIE”) based on whether the entity (1) has the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (2) has the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. Also, SFAS No. 167 requires an ongoing reconsideration of the primary beneficiary, and amends the events that trigger a reassessment of whether an entity is a VIE. Enhanced disclosures are also required to provide information about an enterprise’s involvement in a VIE. The standard was effective for the Company beginning in the first quarter of 2010. The adoption of the new standard did not have an impact on our consolidated financial position, results of operations and cash flows.

(3) Earnings Per Share

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

The computation of per share earnings for the 3 months ended March 31 2009 and 2010 is as follows and includes the effect of warrants issued by Gulfstream International Airlines, Inc. (“GIA”), a subsidiary of the Company:

	Three months Ended March 31,
	2009	2010

Net income (loss)	$730,000	$(1,403,000)
Effect of GIA warrants	-	-
Net income (loss) — diluted	$730,000	$(1,403,000)

Weighted average of shares outstanding — basic	2,957,000	3,657,000
Weighted average of shares outstanding — diluted	3,293,000	3,657,000

Earnings (loss) per common share:
Basic	$0.25	$(0.38)
Diluted	$0.19	$(0.38)

The effect on net income of the Subsidiary warrants is calculated in accordance with AS260 “Earnings Per Share”, paragraph 62(a) as follows:

Earnings Per Share of Subsidiary:
Net income (loss)	$2,131,000	$(587,000)
Add: GIA's portion of consolidated tax benefit (provision)	(810,000)	-
Adjusted net income	$1,321,000	$(587,000)

Basic weighted average shares	19,575,000	19,575,000
Dilutive effect of warrants (1)	1,957,000	(1)
Diluted weighted average shares	21,532,000	19,575,000

Earnings per common share:
Basic	$0.07	$(0.03)
Diluted	$0.06	$(0.03)

Effect on Net Income of Subsidiary Warrants:
Proportionate share of Subsidiary income included in basic earnings per share (2)	$1,321,000	$(587,000)
Proportionate share of Subsidiary income included in diluted earnings per share (3)	1,200,937	(587,000)
Difference	$120,063	$-

(1) For the periods indicated above, there were 1,957,000 warrants that have been excluded from the Subsidiary weighted average shares outstanding because the effect on earnings (loss) per share would have been anti-dilutive.

(2) Calculated as the number of Subsidiary outstanding shares times Subsidiary basic earnings per share
(3) Calculated as the number of Subsidiary outstanding shares times Subsidiary diluted earnings per share

For the three months ended March 31, 2010, there were 1,198,000 shares attributable to stock options and warrants that have been excluded from the weighted average shares outstanding because the effect on losses per share would have been anti-dilutive.

(4) Segment Results

2010	Airline and Charter	Academy	Parent	Intercompany Eliminations	Total

Operating revenues	$21,738	$440	$-	$(124)	$22,054
Operating expenses	22,287	521	338	-	23,022
Loss from operations	$(549)	$(81)	$(338)	$-	$(968)
Net income (loss)	$(574)	$(69)	$(760)	$-	$(1,403)
Depreciation and amortization	$304	$3	$-	$-	$307
Interest expense	43	-	525	-	568
Interest income	-	-	-	-	-
Gain on modifcation of Debt	194	-	-	-	194
Income tax provision	-	-	-		-
Capital expenditures	62	17	-	-	79
Total assets	7,349	2,209	17,857	(12,580)	14,835

2009	Airline and Charter	Academy	Parent	Intercompany Eliminations	Total

Operating revenues	$23,459	$379	$-	$(262)	$23,576
Operating expenses	21,281	560	177	(262)	21,756
Loss from operations	$2,178	$(181)	$(177)	$-	$1,820
Net income (loss)	$2,100	$(161)	$(1,209)	$-	$730
Depreciation and amortization	$284	$3	$-	$-	$287
Interest expense	85	-	499	-	584
Interest income	7	-	-	-	7
Income tax provision	-	-	448		448
Capital expenditures	188	-	-	-	188
Total assets	11,217	2,571	16,017	(12,998)	16,807

(5) Changes in Stockholders’ Equity and Comprehensive Income

A summary of the changes in equity for the three months ended March 31, 2010 and 2009 is provided below:

					Accumulated
	Common Stock		Additional Paid-in	Common Stock	Other Comprehensive		Retained Earnings
(In thousands)	Number of Shares	Amount	Capital	Warrants	Loss	Preferred Stock	(Deficit)	Total
Balance January 1, 2010	3,556	$36	$14,236	$61	$-	$-	$(25,272)	$(10,939)
Net income (loss)							(1,403)	(1,403)
Issuance of common stock net of placement costs	234	2	287					289
Issuance of preferred stock net of placement costs			397			415		812
Conversion of common stock to preferred stock	(101)	(1)	(118)			119		-
Share based compensation			18					18
Balance March 31, 2010	3,689	$37	$14,820	$61	$-	$534	$(26,675)	$(11,223)

					Accumulated
			Additional		Other		Retained
	Common Stock		Paid-in	Common Stock	Comprehensive		Earnings
	Number of Shares	Amount	Capital	Warrants	Loss	Preferred Stock	(Deficit)	Total

Balance January 1, 2009	2,960	$30	$13,088	$252	$(314)	$-	$(17,721)	$(4,665)
Net income (loss)							730	730
Change in fair value of fuel hedge contracts					314		-	314
Share based compensation			46		-		-	46
Balance March 31, 2009	2,960	$30	$13,134	$252	$-	$-	$(16,991)	$(3,575)

(6) Capital and Liquidity-Related Transactions

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

Lease Amendment and Forbearance Agreement with Raytheon Aircraft Credit Corporation

On February 11, 2010, Gulfstream received a notice of default (the “Default Notice”) from Raytheon Aircraft Credit Corporation (“RACC”), Gulfstream’s principal aircraft lessor, pursuant to which RACC notified Gulfstream that it was in default of the payment of certain obligations under Airliner Operating Lease Agreements, each dated August 7, 2003, and amended on August 2, 2005, and March 15, 2006 (the “Lease Agreements”), by and between Gulfstream and RACC, pursuant to which Gulfstream currently leases from RACC twenty-one (21) Beech 1900D aircraft. The default resulted from Gulfstream’s failure to make its scheduled lease payments for the month of February 2010. Accordingly, RACC demanded that Gulfstream make such payments on or before February 19, 2010. The failure to make such payment would have given RACC the right to terminate the Lease Agreements, thereby prohibiting Gulfstream from using the leased aircraft. Also pursuant to the Default Notice, RACC claimed that Gulfstream is in default in certain other payments under a separate agreement dated as of December 19, 2008 by and between Gulfstream and RACC (the “December  Agreement”), which defaults are also considered to be defaults under the Lease Agreements. RACC indicated in the Default Notice that if Gulfstream made the required payments under the Lease Agreements by February 19, 2010, it was prepared to discuss the manner in which the Company can cure or otherwise address the December Agreement defaults.

On February 19, 2010, Gulfstream made the required payment to RACC, which allowed it to continue operating the aircraft covered by the Lease Agreements. In addition, on February 19, 2010, RACC advised Gulfstream that it would forebear from exercising any of its rights under the December Agreement or the Lease Agreements, provided that Gulfstream remains current in payment of future lease payments and provides RACC by April 20, 2010 with a mutually acceptable debt and financial restructuring plan that provides for a feasible basis to enable Gulfstream to continue to meet its ongoing financial obligations under the Lease Agreement and commence to repay restructured amounts due under the December Agreement, which presently amount to approximately $3 million. Gulfstream provided to RACC on April 20, 2010 the required financial restructuring plan. We are also engaged in related restructuring discussions with Pratt & Whitney Canada with respect to approximately $2.5 million of past-due creditor obligations.

On May 14, 2010, we entered into a lease amendment and forbearance agreement with RACC.  Under the terms of such agreement, RACC agreed that until the earliest of (i) December 6, 2010, (ii) an event of default by us under the agreement, (iii) a material adverse change in our current business, or (iv) a bankruptcy event (the “Forbearance Termination Date”), RACC agreed not to terminate the leases for the aircraft covered by the Lease Agreement, and agreed to extend the term of the leases through December 6, 2010.  We agreed to pay on a current basis all monthly rental payments due under each of the leases on or before the 6th day of each month between May and November 2010, and we and RACC agreed that certain missed lease payments aggregating $1.1 million would be paid in full on the Forbearance Termination Date.  We also agreed with RACC that our opportunity to purchase all of the 21 aircraft currently leased from RACC would be extended to a date which shall be at any time on or before the expiration of the Forbearance Termination Date and, if we successfully purchase and pay for such aircraft on a timely basis, that RACC would grant us concessions in connection with certain of the obligations currently due to it.

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

The Company recognized a gain of $194,000 as a result of the debt modification.

For the quarter ended March 31, 2010, we were in violation of the covenant to maintain minimum quarterly EBITDA pursuant to the Debenture issued to Shelter Island. The lender granted a one-time waiver with respect to non-compliance with this financial covenant on May 12, 2009.

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

On March 31, 2010, the Company and the Investors entered into a Registration Rights Agreement under which the Company is obligated to file a registration statement (the “Registration Statement”) with the Securities and Exchange Commission (the “SEC”) registering the shares of Common Stock issuable upon conversion of the Preferred Shares and upon exercise of the Warrants for resale by the Investors on or prior to April 30, 2010 (the “Filing Date”), which has been extended to June 30, 2010 by agreement with the Investors. In addition, the Company agreed to use its best efforts to cause the SEC to declare the Registration Statement effective by the earlier of (i) 150 days following the Filing Date; and (ii) 180 days following the Filing Date if the SEC conducts a full review of the Registration Statement.

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

Reset Provisions

The Company’s warrant and convertible preferred stock agreements include reset provisions, in the event that the Company subsequently issues new common stock or other financial instruments with exercise or conversion prices that are lower than the existing warrant exercise or preferred stock conversion prices.  The reset provisions would result in the issuance of additional common shares to the existing holders of warrants and convertible preferred shares.

(7) Liquidity and Going Concern

During the second-half of 2009 and early in the first quarter of 2010, we experienced significant deterioration in our revenue environment, which, combined with rising fuel costs, resulted in greater than anticipated losses and pressure on our liquidity outlook.  As a result, it was necessary to attract new capital beginning in the fourth quarter of 2009, and to continue actively seeking short-term financing during the March 2010 quarter to meet near-term liquidity requirements and to allow sufficient time to significantly increase the equity capital base to support long-term growth opportunities, as well as the purchase of twenty-one (21) aircraft leased from Raytheon Aircraft Credit Corporation.

These near-term financing transactions and restructuring efforts were essential due to our current liquidity position, as well as several additional factors, including a highly seasonal business, the ongoing risk posed by a relatively weak economy, the potential for continued volatility in the price of jet fuel, an imminent negotiated settlement of the civil penalty proposed by the Federal Aviation Administration in May 2009, and scheduled payments of debt and restructured creditor obligations over the next two years.

We can make no assurance that our efforts to improve liquidity or to obtain longer-term growth-oriented equity financing will be completed successfully, that we will have adequate funds to satisfy or compromise the civil penalties proposed by the FAA, or that alternative sources of capital will be available to us. If additional equity capital is not available to Gulfstream within the next several months, we would likely experience a significant liquidity shortfall before the end of 2010, and would be unable to fund continued operations or meet our financial obligations.

(8) Subsequent Events

Reference is made to our May 14, 2010 lease amendment and forbearance agreement with RACC described in Note (6) Capital and Liquidity-Related Transactions above under the heading Lease Amendment and Forbearance Agreement with Raytheon Aircraft Credit Corporation.

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

WE URGE YOU TO READ THE FOLLOWING DISCUSSION IN CONJUNCTION WITH OUR CONSOLIDATED FINANCIAL STATEMENTS AND THE NOTES THERETO BEGINNING ON PAGE F-1. THIS DISCUSSION MAY CONTAIN FORWARD-LOOKING STATEMENTS THAT INVOLVE SUBSTANTIAL RISKS AND UNCERTAINTIES. OUR ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS COULD DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED BY THE FORWARD-LOOKING STATEMENTS AS A RESULT OF A NUMBER OF FACTORS, INCLUDING BUT NOT LIMITED TO THE RISKS AND UNCERTAINTIES DISCUSSED UNDER THE HEADING “RISK FACTORS” IN OUR FORM 10-K FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON APRIL 15, 2010 AND IN OUR OTHER FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION. IN ADDITION, SEE “CAUTIONARYSTATEMENT REGARDING FORWARD-LOOKING STATEMENTS” SET FORTH IN THIS REPORT.

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

Our most significant challenges relate to:

•	securing capital to improve liquidity, fund growth opportunities, and acquire our fleet of twenty-one (21) leased aircraft;
•	volatility in the price of aircraft fuel;
•	weakened economic environment; and
•	rationalizing cost-effective maintenance resources, as the average age of our aircraft fleet increases.

Current Developments

During the second-half of 2009 and early in the first quarter of 2010, we experienced significant deterioration in our revenue environment, which, combined with rising fuel costs, resulted in greater than anticipated losses and pressure on our liquidity outlook.  As a result, it was necessary to attract new capital beginning in the fourth quarter of 2009, and to continue actively seeking short-term financing during the March 2010 quarter to meet near-term liquidity requirements and to allow sufficient time to significantly increase the equity capital base to support long-term growth opportunities, as well as the purchase of twenty-one (21) aircraft leased from Raytheon Aircraft Credit Corporation.

These near-term financing transactions and restructuring efforts, which are described in detail below in Management’s Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources, were essential due to our current liquidity position, as well as several additional factors, including a highly seasonal business, the ongoing risk posed by a relatively weak economy, the potential for continued volatility in the price of jet fuel, an imminent negotiated settlement of the civil penalty proposed by the Federal Aviation Administration in May 2009, and scheduled payments of debt and restructured creditor obligations over the next two years.

We can make no assurance that our efforts to improve liquidity or to obtain longer-term growth-oriented equity financing will be completed successfully, that we will have adequate funds to satisfy or compromise the civil penalties proposed by the FAA, or that alternative sources of capital will be available to us. If additional equity capital is not available to Gulfstream within the next several months, we would likely experience a significant liquidity shortfall before the end of 2010, and would be unable to fund continued operations or meet our financial obligations.

Results of Operations

Comparative Results for the Three Months Ended March 31, 2009 and 2010

The following table sets forth our financial results for the three months ended March 31, 2009 and 2010:

	Three Months Ended March 31,
	2009	2010	% Change
	(In thousands except EPS)
Revenue
Airline passenger revenue	$17,532	$14,731	-16.0%
Essential air service revenue	2,022	2,044	0.0%
Academy, charter and other revenue	4,022	5,279	31.3%
Total Revenue	23,576	22,054	-6.5%

Operating Expenses
Flight operations	3,065	3,920	27.9%
Aircraft fuel	3,461	3,876	12.0%
Aircraft rent	1,646	1,447	-12.1%
Maintenance	5,470	4,807	-12.1%
Passenger service	4,827	5,688	17.8%
Promotion & sales	1,303	1,129	-13.4%
General and administrative	1,697	1,848	8.9%
Depreciation and amortization	287	307	7.0%
Operating Expenses	21,756	23,022	5.8%

Income (loss) from operations	1,820	(968)	-153.2%

Non-Operating Income and (Expense)
Interest (expense)	(584)	(568)	-2.7%
Interest income	7	-	-100.0%
Gain on modification of debt	-	194
Other income (expense)	(65)	(61)	-6.2%
Non-Operating Income and (Expense)	(642)	(435)	-32.2%
Income (loss) before taxes	1,178	(1,403)	-219.1%
Provision (benefit) for income taxes	448	-	-100.0%
Net income (loss)	$730	$(1,403)	-292.2%

Earnings per Share:
Basic	$0.25	$(0.38)
Diluted	$0.19	$(0.38)

Shares used in computing net income (loss) per share:
Basic	2,960	3,657
Diluted	3,293	3,657

Operating Statistics.
The following table sets forth our major operational statistics and the percentage-of-change for the periods identified below:

	Three Months Ended March 31,
	2009	2010	% Change
Operating Statistics :
Available seat miles (000's) (1)	42,467	42,107	-0.8%
Revenue passenger miles (000's) (2)	25,332	22,027	-13.0%
Revenue passengers carried	115,542	101,747	-11.9%
Departures flown	10,883	10,876	-0.1%
Passenger load factor (3)	59.7%	52.3%	-7.3%
Average yield per revenue passenger mile (4)	$0.692	$0.669	-3.3%
Revenue per available seat miles (5)	$0.413	$0.350	-15.2%
Operating costs per available seat mile (6)	$0.499	$0.453	-9.2%
Fuel cost per available passenger miles (7)	$0.081	$0.090	10.5%
Average passenger fare (8)	$151.74	$144.78	-4.6%
Average passenger trip length (miles) (9)	219	204	-7.0%
Aircraft in service (end of period)	23	23	0.0%
Fuel cost per gallon (incl taxes)	$1.76	$2.39	35.8%

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
8. “Average fare” represents passenger revenue divided by the number of revenue passengers carried.
9. “Average trip length” represents revenue passenger miles divided by the number of revenue passengers carried.

Net Income (Loss) and Operating Income (Loss)

The Net loss for the three months ended March 31, 2010 was $1.4 million compared to Net income $730,000 for the three months ended March 31, 2009. The Operating results decreased by $2.8 million to cause a operating loss of $968,000. Both our Net loss and Operating loss for the three months ended March 31, 2010 was significantly affected by lower demand of 13% as measured by Revenue passenger miles, and an increase in fuel price per gallon of 35.8% both as compared to the three months ended March 31, 2009.

The following table identifies the operating profit or loss from each of our respective operating segments:

(In thousands)	Three Months Ended March 31,
	2009	2010
Airline and charter	$3,138	$441
Academy	(178)	(79)
Total income (loss) from operations	2,960	362
Less: General and administrative	1,140	1,330
Consolidated income (loss) from operations	$1,820	$(968)

Revenue.  Total revenue declined 6.5% to $22.1 million in the three months ended March 31, 2010 from $23.6 million in the three months ended March 31, 2009. The overall revenue decrease was due principally to a 16% decrease in passenger revenue related to lower demand and an average fare decline of 4.6%, offset by an increase in charter revenue of 1.5 million or 69.26% compared to the three months ended March 31, 2009 resulting from the increased Cuba charter revenues associated with the relaxation of travel restrictions for Cuban Americans by the U.S. Government in the second quarter of 2009.  The following table identifies the revenue contribution from each of our respective operating components:

	Three Months Ended March 31,
(In thousands)	2009	2010	% Change
Revenue
Airline passenger revenue	$17,532	$14,731	-16.0%
Essential Air Service	2,022	2,044	1.1%
Charter and other revenue	1,746	1,397	-20.0%
Cuba charter	2,159	3,652	69.2%
Academy	379	439	15.8%
Charter, Academy and other revenue	4,022	5,279	31.3%
Intercompany revenue elimination	(262)	(209)
Total Revenue	$23,576	$22,054	-6.5%

Airline Passenger Revenue.  Airline passenger revenue decreased 16% for the three months ended March 31, 2010 compared to 2009. This decrease was primarily attributable to an 11.9% decrease in the number of passengers carried, and a 4.6% decrease in average fares.  Unit revenue or revenue per available seat mile, for the three months ended March 31, 2010 declined 15.2% from 2009.

We reduced our available seat mile capacity for the three months ended March 31, 2010 by 0.8% compared to the three months ended March 31, 2009. Excess baggage fees (included in Charter and other revenue) partially offset reduced airline passenger revenue.

Charters, Other Revenue and Academy.  Charter and other revenue decreased 20.0% to $1.4 million for the three months ended March 31, 2010 from $1.7 million for the three months ended March 31, 2009. Revenue from the Cuba charter increased 69.1% to $3.7 million for three months ended March 31, 2010 compared to $2.2 million for the three months ended March 31, 2009 resulting from the relaxation of travel restrictions for Cuban Americans by the U.S. government in the second quarter of 2009.

Academy revenue increased 15.8% for the three months ended March 31, 2010 compared to the three months ended March 31, 2009. The increase was attributable to Company’s marketing program terms with an basic training entity. If a student drops out of either program our Academy retains the deposit and revenue is recognized. This increase was partially offset by a 16.6% decline in new students for the quarter

Airline Operating Expenses. The following table presents the Airline’s operating expenses, before general and administrative expenses and the elimination of intercompany expenses, for the three months ended March 31, 2009 and 2010:
[

	Three Months Ended March 31,			Percentage of Airline Revenue
(In thousands)	2009	2010	% Change	2009	2010
Flight operations	$3,327	$4,129	24.1%	14.3%	19.1%
Aircraft fuel	3,461	3,876	12.0%	14.9%	17.9%
Aircraft rent	1,646	1,447	-12.1%	7.1%	6.7%
Maintenance	5,470	4,807	-12.1%	23.6%	22.2%
Passenger service	4,827	5,688	17.8%	20.8%	26.3%
Promotion & sales	1,303	1,129	-13.4%	5.6%	5.2%
Depreciation and amortization	287	307	7.0%	1.2%	1.4%
Total	$20,321	$21,383	5.2%	87.6%	92.2%

Flight Operations. Major components of flight operations expense include pilot, safety, instructor, dispatch and other operations personnel compensation, pilot training expenses and wet-lease (aircraft, crews, and fuel) costs for charter flights.  Flight operations expenses for the three months ended March 31, 2010 increased by 24.1% to $4.1 million compared to $3.3 million for the three months ended March 31, 2009.

The increase is largely attributable to Cuba charter wet lease costs associated with the revenue increased 69.1%. Other flight operations costs increased due to an increased staffing to support optimal safety standards and regulatory compliance for record keeping.

Aircraft Fuel. The average price per gallon for jet fuel for the three months ended March 31, 2010 was $2.39, compared to $1.76 for the three months ended March 31, 2009, an increase of 35.8%. Fuel costs increased as a percent of airline revenue by 3% to 17.9% for the three months ended March 31, 2010 from 14.9% for the three months ended 2009.

Aircraft Rent. Aircraft rent is related to the lease costs associated with our 23 Beech 1900D aircraft. Aircraft rent expense decreased by 12.1% compared to the three months ended March 31, 2009. Aircraft rent for the March 2009 quarter included an additional expense of $203,000 associated with a lease provision obligating the Company to repay past aircraft rent concessions, if future jet fuel prices declined below a certain threshold. The maximum cumulative adjustment of this lease provision was $312,000, all of which has been recognized as of December 31, 2009.

Maintenance. Major components of maintenance expense include compensation, repair parts, materials, and expenses incurred from third party service providers required to maintain our aircraft engines and other flight equipment. Maintenance expense decreased 12.1% to $4.8 million for the three months ended March 31, 2010 compared to $5.5 million for the three months ended March 31, 2009. The decrease in maintenance costs was primarily attributable to a reduced level of both unscheduled overhauls and repair of rotable equipment.

Passenger Service. Major components of passenger service expense include ground handling services, airport counter and gate rentals, compensation paid to airport employees, passenger liability insurance, outsourced passenger service costs for charter flights, and security and miscellaneous passenger-related expenses. Passenger service expense increased 17% to $5.7 million for the three months ended March 31, 2010 compared to $4.8 million for the three months ended March 31, 2009 and was primarily attributable each increased passenger volume and increased Cuba station customer service costs.

Promotion and Sales. Major components of promotion and sales expense include credit card and travel agent commissions, frequent flyer program costs and reservation system fees. Promotion and sales expense declined 13.4% to $1.1 million for the three months ended March 31, 2010 compared to $1.3 million for the three months ended March 31, 2009, due primarily to an 11.9% decline in passengers compared to the same period last year.

Depreciation and amortization expense. Depreciation and amortization expense remained relatively constant.

General and Administrative and Academy Operating Expense. Our general and administrative expenses include the expenses of the Academy, as set forth in the following table:

	Three Months Ended March 31,
			Percent
(In thousands)	2009	2010	Change

General and administrative expenses	$1,140	$1,330	16.7%
Academy expenses	557	518	-7.0%
Consolidated general and administrative	$1,697	$1,848	8.9%

General and administrative expenses, excluding the Academy expenses, increased 16.7% to $1.3 million for the three months ended March 31, 2010 compared to $1.1 million for the three months ended March 31, 2009. Most of this increase was attributable to increased legal fees during the three months ended March 31, 2010.

Academy expenses decreased by 7% to $518,000 for the three months ended March 31, 2010 compared to $557,000 for the three months ended March 31, 2009, primarily due to management implemented cost reductions and lower expenses associated with fewer students.

Non-Operating Income and Expense

Interest expense, which includes amortization of deferred debt costs, decreased to $568,000 for the three months ended March 31, 2010 compared to $584,000 for the three months ended March 31, 2009.  Other non-operating income (expense) includes amortization of the discount associated with the derivative warrant liability related to the senior secured debenture. During the three months ended March 31, 2010, a gain of $194,000 was recognized on the modification of the senior secured debenture.

Income Taxes

The Company's net deferred tax assets before valuation allowance as of March 31, 2010 was approximately $8.6 million, most of which relates to net operating losses that expire in various years through 2029. The Company recorded a tax benefit for the three months ended March 31, 2009 of $448,000. Subsequently, during 2009 the Company increased the valuation allowance to 100% of the value of the net deferred tax assets due to the uncertain economic environment and the Company’s liquidity position. For the three months ended March 31, 2010 the Company did not recognize an income tax provision (benefit), as the valuation allowance was increased to fully offset the tax benefit related to the net operating loss for the March 2010 quarter.

Liquidity and Capital Resources

Overview

Liquidity refers to the liquid financial assets available to fund our business operations and financial obligations. These liquid financial assets consist of cash as well as short-term investments. As of March 31, 2010, our cash and cash equivalents balance was $1.9 million, and we had a negative working capital of $17.0 million. As of March 31, 2009, our cash and cash equivalents balance was $2.3 million, and we had a negative working capital of $14.6 million.

During the second-half of 2009 and the first quarter of 2010, we experienced significant deterioration in our revenue environment, which, combined with rising fuel costs, resulted in greater than anticipated losses and pressure on our liquidity outlook.  As a result, it was necessary to attract new capital beginning in the fourth quarter of 2009, and to continue actively seeking short-term financing during the March 2010 quarter to meet near-term liquidity requirements and to allow sufficient time to significantly increase the equity capital base to support long-term growth opportunities, as well as the purchase of twenty-one (21) aircraft leased from Raytheon Aircraft Credit Corporation.

These near-term financing transactions and restructuring efforts were essential due to our current liquidity position, as well as several additional factors, including a highly seasonal business, the ongoing risk posed by a relatively weak economy, the potential for continued volatility in the price of jet fuel, an imminent negotiated settlement of the civil penalty proposed by the Federal Aviation Administration in May 2009, and scheduled payments of debt and restructured creditor obligations over the next two years.

We can make no assurance that our efforts to improve liquidity or to obtain longer-term growth-oriented equity financing will be completed successfully, that we will have adequate funds to satisfy or compromise the civil penalties proposed by the FAA, or that alternative sources of capital will be available to us. If additional equity capital is not available to Gulfstream within the next several months, we would likely experience a significant liquidity shortfall before the end of 2010, and would be unable to fund continued operations or meet our financial obligations.

Capital and Liquidity-Related Transactions

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

Lease Amendment and Forbearance Agreement with Raytheon Aircraft Credit Corporation

On February 11, 2010, Gulfstream received a notice of default (the “Default Notice”) from Raytheon Aircraft Credit Corporation (“RACC”), Gulfstream’s principal aircraft lessor, pursuant to which RACC notified Gulfstream that it was in default of the payment of certain obligations under Airliner Operating Lease Agreements, each dated August 7, 2003, and amended on August 2, 2005, and March 15, 2006 (the “Lease Agreements”), by and between Gulfstream and RACC, pursuant to which Gulfstream currently leases from RACC twenty-one (21) Beech 1900D aircraft. The default resulted from Gulfstream’s failure to make its scheduled lease payments for the month of February 2010. Accordingly, RACC demanded that Gulfstream make such payments on or before February 19, 2010. The failure to make such payment would have given RACC the right to terminate the Lease Agreements, thereby prohibiting Gulfstream from using the leased aircraft. Also pursuant to the Default Notice, RACC claimed that Gulfstream is in default in certain other payments under a separate agreement dated as of December 19, 2008 by and between Gulfstream and RACC (the “December  Agreement”), which defaults are also considered to be defaults under the Lease Agreements. RACC indicated in the Default Notice that if Gulfstream made the required payments under the Lease Agreements by February 19, 2010, it was prepared to discuss the manner in which the Company can cure or otherwise address the December Agreement defaults.

On February 19, 2010, Gulfstream made the required payment to RACC, which allowed it to continue operating the aircraft covered by the Lease Agreements. In addition, on February 19, 2010, RACC advised Gulfstream that it would forebear from exercising any of its rights under the December Agreement or the Lease Agreements, provided that Gulfstream remains current in payment of future lease payments and provides RACC by April 20, 2010 with a mutually acceptable debt and financial restructuring plan that provides for a feasible basis to enable Gulfstream to continue to meet its ongoing financial obligations under the Lease Agreement and commence to repay restructured amounts due under the December Agreement, which presently amount to approximately $3 million. Gulfstream provided to RACC on April 20, 2010 the required financial restructuring plan. We are also engaged in related restructuring discussions with Pratt & Whitney Canada with respect to approximately $2.5 million of past-due creditor obligations.

On May 14, 2010, we entered into a lease amendment and forbearance agreement with RACC.  Under the terms of such agreement, RACC agreed that until the earliest of (i) December 6, 2010, (ii) an event of default by us under the agreement, (iii) a material adverse change in our current business, or (iv) a bankruptcy event (the “Forbearance Termination Date”), RACC agreed not to terminate the leases for the aircraft covered by the Lease Agreement, and agreed to extend the term of the leases through December 6, 2010.  We agreed to pay on a current basis all monthly rental payments due under each of the leases on or before the 6th day of each month between May and November 2010, and we and RACC agreed that certain missed lease payments aggregating $1.1 million would be paid in full on the Forbearance Termination Date.  We also agreed with RACC that our opportunity to purchase all of the 21 aircraft currently leased from RACC would be extended to a date which shall be at any time on or before the expiration of the Forbearance Termination Date and, if we successfully purchase and pay for such aircraft on a timely basis, that RACC would grant us concessions in connection with certain of the obligations currently due to it.

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

The Company recognized a gain of $194,000 as a result of the debt modification.

For the quarter ended March 31, 2010, we were in violation of the covenant to maintain minimum quarterly EBITDA pursuant to the Debenture issued to Shelter Island. The lender granted a one-time waiver with respect to non-compliance with this financial covenant on May 12, 2009.

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

On March 31, 2010, the Company and the Investors entered into a Registration Rights Agreement under which the Company is obligated to file a registration statement (the “Registration Statement”) with the Securities and Exchange Commission (the “SEC”) registering the shares of Common Stock issuable upon conversion of the Preferred Shares and upon exercise of the Warrants for resale by the Investors on or prior to April 30, 2010 (the “Filing Date”), which has been extended to June 30, 2010 by agreement with the Investors. In addition, the Company agreed to use its best efforts to cause the SEC to declare the Registration Statement effective by the earlier of (i) 150 days following the Filing Date; and (ii) 180 days following the Filing Date if the SEC conducts a full review of the Registration Statement.

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

The following table summarizes key cash flow information for the three months ended March 31, 2009 and 2010:

	Three Months Ended March 31,
Cash Flow Data:	2009	2010
	(in thousands)
Cash Flow Provided by (used in):
Operating Activities	$(1,764)	$(3,047)
Investing Activities	(188)	(70)
Financing Activities	(111)	2,717
Net increase (decrease) in cash and cash equivalents	$(2,063)	$(400)

Operating activities

Cash used in operating activities was $3.0 million for the three months ended March 31, 2010. During this period, cash was used to primarily fund the operating loss, to pay down accounts payable and to support an increased level of accounts receivable relative to December due to seasonal changes in revenue levels.

Cash used in operating activities was $1.7 million for the three months ended March 31, 2009. During this period, cash was used primarily for payments to creditors for restructured obligations that reduced our accounts payable and accrued expenses by $2.4 million and our engine return liability by $0.8 million. Offsetting these uses of cash was the positive cash flow stemming from the operating income for the period.

Investing activities

Cash used in investing activities for the three months ended March 31, 2010 and 2009 were $0.2 million and $0.1 million respectively primarily due to acquisition of aircraft equipment.

Financing activities

Cash provided by financing activities for the three months ended March 31, 2010 was primarily due to the consummation of a Note Purchase Agreement for $1.5 million. Additionally, proceeds from the issuance of both preferred and common stock (See above section “Liquidity”) provided $1.2 million. For the three months ended March 31, 2009, cash used by financing activities was primarily related to repayments of debt.

Debt and Other Contractual Obligations

Maintenance Hangar Lease at Hollywood-Fort Lauderdale Airport

We perform our airplane maintenance and repairs primarily at our maintenance hangar located at Hollywood-Fort Lauderdale Airport (“FLL”). The lease for Gulfstream’s principal maintenance facility expires at the end of May 2010. Broward County has been considering for some time an improvement to FLL that will eventually result in a teardown of Gulfstream’s maintenance hangar and require Gulfstream to seek an alternate location for a successor maintenance hangar on the airfield. We are presently in negotiations for lease of a hangar facility at a nearby existing site at FLL. We expect to finalize negotiated terms for the new lease by May 31, 2010 and occupy the space prior to the end of 2010.

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

We were a party to derivative instruments for the purpose of hedging the risks of increases in jet fuel prices through February 2009 covering approximately 20% of our estimated fuel usage. These fuel hedge contracts were established effective September 1, 2008. We recognized a loss of $337,000 for the March 2009 quarter to settle unfavorable fuel hedge contracts that terminated in February 2009. Since February 28, 2009, we are not a party to any derivative or other arrangements designed to hedge against or manage the risk of an increase in fuel prices. Accordingly, our statements of operations and cash flows after that date will be affected by changes in the price of fuel.

Interest Rates. The rate of interest of our senior debentures is based on the higher of 11%, or prime plus 4%, which currently equates to 7.25%. Therefore, our statement of operations and our cash flows are not exposed to moderate changes in interest rates, unless the prime rate increases to more than twice its present rate.

ITEM 4T.     CONTROLS AND PROCEDURES.

(a) Disclosure Controls and Procedures. Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(3) under the Exchange Act as of March 31, 2010 (the “Evaluation Date”).  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to our company required to be disclosed in our reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

(b) Changes in Internal Controls over Financial Reporting. During the three months ended March 31, 2010, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

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

The Academy and the sole remaining defendant have agreed to submit to binding arbitration which is to be held during May 2010 pursuant to the Court’s Order Referring Case to Binding Arbitration entered on February 16, 2010.

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

ITEM 1A.    RISK FACTORS.

           There have been no material changes to the risks to our business described in our Annual Report on Form-10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission on April 15, 2010.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

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

In connection with the Forbearance Agreement and as contemplated in the original warrant to purchase Common Stock issued to Shelter Island on August 31, 2008 (the “Original Warrant”), on February 26, 2010 the Company divided the Original Warrant into (a) a warrant in the form of the Original Warrant initially exercisable into 70,000 shares of Common Stock (the “Put Warrant”); and (b) a warrant in the form of the Original Warrant (the “Remaining Warrant”, and together with the Put Warrant, the "Divided Warrants") such that the aggregate number of shares of Common Stock of Company that are initially exercisable under the Divided Warrants (inclusive of the 70,000 Shares of Common Stock initially issuable under the Put Warrant) shall equal, in the aggregate, 15% of the fully-diluted shares of Company Common Stock issued and outstanding immediately following consummation of the transactions contemplated under the Forbearance Agreement and the Purchase Agreements, after giving pro-forma effect to the conversion into Common Stock of all Company convertible securities and the exercise of all Company options and warrants, including the Warrants issued to the Investors.  As a result of consummation of the above transactions with Shelter Island and the TBI Investors, the aggregate number of shares issuable upon conversion of the Divided Warrant is approximately 887,000 shares of Company Common Stock.

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

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES.

           For a description of the terms of a certain Forbearance Agreement which the Company entered into with Shelter Island Opportunity Fund on February 26, 2010, refer to the heading entitled Forbearance Agreement with Shelter Island Opportunity Fund and Amendment to Debenture in Management's Discussion And Analysis Of Financial Condition and Results Of Operations, Liquidity and Capital Resources.

ITEM 4.    (REMOVED AND RESERVED).

ITEM 5.    OTHER INFORMATION.

           None.

ITEM 6.    EXHIBITS.

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

GULFSTREAM INTERNATIONAL GROUP, INC.

	By:	/s/ David F. Hackett
David F. Hackett
May 17, 2010		Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Robert M. Brown
Robert M. Brown
May 17, 2010		Chief Financial Officer (Principal Financial and Accounting Officer)