Form 10-Q
period 2010-06-30
GULFSTREAM INTERNATIONAL GROUP INC
filed 2010-08-23
CIK 1405419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended     June 30, 2010

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

Number of outstanding shares of the registrant's par value $0.01 common stock, as of August 20, 2010: 3,693,631.

Gulfstream International Group, Inc.
Quarterly Report on Form 10-Q

Cautionary Statement Concerning Forward-Looking Statements

Our representatives and we may from time to time make written or oral statements that are "forward-looking," including statements contained in this Quarterly Report on Form 10-Q and other filings with the Securities and Exchange Commission, reports to our stockholders and news releases. All statements that express expectations, estimates, forecasts or projections are forward-looking statements within the meaning of the Act. In addition, other written or oral statements which constitute forward-looking statements may be made by us or on our behalf. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," "projects," "forecasts," "may," "should," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions which are difficult to predict. These risks may relate to, without limitation:

•	the need to immediately raise additional capital to support our current operations;

•	our business strategy;

•	our value proposition;

•	the market opportunity for our services, including expected demand for our services;

•	information regarding the replacement, deployment, acquisition and financing of certain numbers and types of aircraft, and projected expenses associated therewith;

•	costs of compliance with FAA regulations, Department of Homeland Security regulations and other rules and acts of Congress;

•	the ability to pass taxes, fuel costs, inflation, and various expenses to our customers;

•	certain projected financial obligations;

•	our estimates regarding our capital requirements;

•	any of our other plans, objectives, expectations and intentions contained in this report that are not historical facts;

•	changing external competitive, business, budgeting, fuel supply, weather or economic conditions;

•	changes in our relationships with employees or code share partners;

•	availability and cost of funds for financing new aircraft and our ability to profitably manage our existing fleet;

•	adverse reaction and publicity that might result from any accidents;

•	the impact of current or future laws and government investigations and regulations affecting the airline industry and our operations;

•	additional terrorist attacks; and

•	consumer unwillingness to incur greater costs for flights.

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

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

GULFSTREAM INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

	As of
		June 30,
	December 31,	2010
Assets	2009	(Unaudited)
Current Assets
Cash and cash equivalents	$2,260	$1,108
Accounts receivable, net	3,426	3,670
Expendable parts and fuel	1,210	1,400
Prepaid expenses	1,135	1,102
Total Current Assets	8,031	7,280

Property and Equipment
Flight equipment	3,809	3,848
Other property and equipment	1,546	1,545
Less accumulated depreciation	(2,658)	(3,003)
Total Property and Equipment	2,697	2,390

Intangible assets, net	2,837	2,706
Other assets	1,213	1,184

Total Assets	$14,778	$13,560

Liabilities and Stockholders' Deficit
Current Liabilities
Accounts payable and accrued expenses	$12,694	$11,447
Accounts payable - restructured, current portion	2,606	2,544
Notes payable	3,864	5,760
Engine return liability, current portion	1,168	1,221
Warrant liability	-	2,621
Air traffic liability	1,391	966
Deferred tuition revenue	929	511
Total Current Liabilities	22,652	25,070

Long Term Liabilities
Accounts payable, restructured, net of current portion	426	131
Long-term debt, net of current portion	-	468
Warrant liability	2,639	321
Total Liabilities	25,717	25,990

Stockholders' Deficit
Preferred stock	-	668
Common stock	36	37
Additional paid-in capital	14,236	14,855
Common stock warrants	61	61
Accumulated deficit	(25,272)	(28,051)

Total Stockholders' Deficit	(10,939)	(12,430)
Total Liabilities & Stockholders' Deficit	$14,778	$13,560

The accompanying notes are an integral part of these consolidated financial statements.

GULFSTREAM INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2010	2009	2010
Operating Revenues
Passenger revenue	$16,235	$16,040	$33,767	$30,771
Academy, charter and other revenue	7,464	8,239	13,508	15,562
Total Operating Revenues	23,699	24,279	47,275	46,333

Operating Expenses
Flight operations	3,762	4,036	6,827	7,956
Aircraft fuel	3,321	4,381	6,782	8,257
Maintenance	5,505	5,186	10,975	9,993
Passenger and traffic service	5,033	6,192	9,860	11,880
Aircraft rent	1,577	1,449	3,223	2,896
Promotion and sales	1,293	1,210	2,596	2,339
General and administrative	1,931	2,178	3,628	4,026
Depreciation and amortization	293	306	580	613
Total Operating Expenses	22,715	24,938	44,471	47,960

Operating profit (loss)	984	(659)	2,804	(1,627)

Non-operating (expense) income
Interest expense	(561)	(705)	(1,145)	(1,273)
Interest income	-	1	7	1
Gain on modification of debt	-	-	-	194
Other (expense) income	(49)	(13)	(114)	(74)
Total non-operating (expense) income	(610)	(717)	(1,252)	(1,152)

Profit (loss) before income tax provision (benefit)	374	(1,376)	1,552	(2,779)
Income tax provision (benefit)	(1,859)	-	(1,411)	-
Net profit (loss)	$2,233	$(1,376)	$2,963	$(2,779)

Net profit (loss) per share:
Basic	0.75	$(0.37)	$1.00	$(0.76)
Diluted	0.63	$(0.37)	$0.82	$(0.76)

Shares used in calculating net income (loss) per share:
Basic	2,959	3,694	2,959	3,671
Diluted	3,293	3,694	3,293	3,671

The accompanying notes are an integral part of these consolidated financial statements.

GULFSTREAM INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2009	2010

Cash flows from operating activities:
Net income (loss)	$2,963	$(2,779)
Adjustment to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Depreciation and amortization	580	609
Amortization of deferred finance costs	659	699
Gain on the modification of senior debentures	-	(194)
Deferred income tax provision (benefit)	(1,406)	-
Loss on fuel hedge contracts	314	-
Changes in fair market value of derivative warrants	125	89
Stock-based compensation	66	36
Provision for bad debts	7	-
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	159	(244)
Decrease (increase) in expendable parts and fuel	(71)	(190)
Decrease (increase) in prepaid expense	(165)	33
Decrease (increase) in other assets	25	(98)
Increase (decrease) in accounts payable and accrued expenses	(1,369)	(576)
Increase (decrease) in accounts payable - restructured	(389)	(357)
Increase (decrease) in deferred revenue	(24)	(843)
Increase (decrease) in engine return liability	(1,692)	53
Net cash provided by (used in) operating activities	(218)	(3,762)

Cash flows from (used in) investing activities:
Acquisition of property and equipment	(434)	(172)
Disposal of equipment	-	9
Net cash provided by (used in) investing activities	(434)	(163)

Cash flows from (used in) financing activities:
Proceeds from borrowings		1,500
Repayments of debt	(900)	(125)
Proceeds from issuance of common stock	-	289
Proceeds from issuance of preferred stock	-	1,109
Net cash provided by (used in) financing activities	(900)	2,773

Net increase (decrease) in cash and cash equivalents	(1,552)	(1,152)
Cash, beginning of period	3,215	2,260
Cash, end of period	$1,663	$1,108

The accompanying notes are an integral part of these consolidated financial statements.

GULFSTREAM INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

	Six Months Ended June 30,
	2009	2010
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$244	$196
Cash paid during the period for income taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:

1) Upon issuance of preferred stock, certain common stockholders (See note 6) were granted rights to convert their shares and warrants to preferred stock and warrants.  As of June 30, 2010, 101,000 shares of common were converted to 142,000 preferred shares.  The warrant rights associated with the common stock issuance in January, 2010 were also exchanged for the warrant rights associated with the preferred stock offering.

2) Warrants valued at $266,000 and a note payable in the amount of $50,000 were issued in conjunction with the issuance of Senior Secured Debt during the quarter.  The fair market valuation of the warrants combined with the face value of the notes were recorded as deferred finance costs and the warrants and notes payable were recorded as current liabilities.

3) Warrants valued at $150,000 were issued in conjunction with the issuance of convertible preferred and common stock during the six months ended June 30, 2010.  The fair market valuation of the warrants combined with the face value of the notes were recorded as deferred finance costs and the warrants and notes payable were recorded as current liabilities.

The accompanying notes are an integral part of these consolidated financial statements.

GULFSTREAM INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Six Months Ended June 30, 2009 and 2010
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

Gulfstream Air Charter, Inc. (“GAC”), a related company, operates charter flights between Miami and Havana. GAC is licensed by the Office of Foreign Assets Control of the U. S. Department of the Treasury as a carrier and travel service provider for charter air transportation between designated U. S. and Cuban airports. Pursuant to a services agreement between Gulfstream and GAC dated August 8, 2003 and amended on March 14, 2006, Gulfstream may provide use of its aircraft, flight crews, the Gulfstream name, insurance, and service personnel, including passenger, ground handling, security, and administrative. Gulfstream also maintains the financial records for GAC.  Pursuant to the March 14, 2006 amended agreement, Gulfstream receives 75% of the operating profit generated by GAC’s Cuban charter operation. Since January 1, 2008, we have consolidated the results of the Cuba charter business as a variable interest entity pursuant to the requirements of  Accounting Standards Codification (“ASC”) 810-10.

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

In January 2010, the FASB issued authoritative guidance to require additional disclosures about the different classes of assets and liabilities measured at fair value, the valuation techniques and inputs used, the activity in Level 3 fair value measurements and the transfers between Levels 1, 2, and 3. The disclosure requirements are related to recurring and nonrecurring fair value measurements. This new guidance relates only to disclosures and therefore, had no impact on the Company’s consolidated financial position, results of operations and cash flows.

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

(3) Earnings Per Share

Basic net income (loss) per share is computed by dividing net income by the weighted average number of common shares outstanding during the period presented.  Diluted net income (loss) per share reflects the potential dilution that could occur from common stock issuable through stock based compensation including stock options, restricted stock awards, warrants and other convertible securities, as well as warrants issued by Gulfstream.

The computation of per share earnings / losses for the three and six-month periods ended June  30, 2009 and 2010 is as follows and includes the effect of warrants issued by Gulfstream International Airlines, Inc. (“Airline Subsidiary”), a subsidiary of the Company and convertible debt issued by the Company:

	Three months Ended June 30,		Six months Ended June 30,
	2009	2010	2009	2010

Net income (loss)	$2,233,000	$(1,376,000)	$2,963,000	$(2,779,000)
Effect of assumed interest on convertible debt	26,000	-	53,000	-
Effect of Airline Subsidiary warrants	(192,000)	-	(310,000)	-
Net income (loss) — diluted	$2,067,000	$(1,376,000)	$2,706,000	$(2,779,000)

Weighted average of shares outstanding — basic	2,959,600	3,694,000	2,959,600	3,671,000
Weighted average of shares outstanding — diluted	3,292,933	3,694,000	3,292,933	3,671,000

Earnings (loss) per common share:
Basic	$0.75	$(0.37)	$1.00	$(0.76)
Diluted	$0.63	$(0.37)	$0.82	$(0.76)
The effect on net income of the Airline Subsidiary warrants is calculated in accordance with ASC 260-10-45-11A as follows:

	2009	2010	2009	2010
Earnings Per Share of Airline Subsidiary:
Net income (loss)	$1,191,000	$(381,000)	$3,322,000	$(968,000)
Add: Airline Subsidiary's portion of consolidated tax benefit (provision)	923,000	-	85,000	-
Adjusted net income (loss)	2,114,000	(381,000)	3,407,000	(968,000)

Basic weighted average shares	19,575,000	19,575,000	19,575,000	19,575,000
Dilutive effect of warrants	1,957,000	- (1)	1,957,000	- (1)
Diluted weighted average shares	21,532,000	19,575,000	21,532,000	19,575,000

Earnings per common share:
Basic	$0.11	$(0.02)	$0.17	$(0.05)
Diluted	$0.10	$(0.02)	$0.16	$(0.05)

Effect on Net Income of Airline Subsidiary Warrants:
Proportionate share of Airline Subsidiary income included in: basic earnings per share (2)	$2,114,000	$(381,000)	3,407,000	$(968,000)
diluted earnings per share (3)	1,922,000	(381,000)	3,097,000	(968,000)
Difference	$192,000	$-	$310,000	$-

(1) — For the three and six months ended June 30, 2010, there were 1,958,000 warrants that have been excluded from the weighted average shares outstanding because the effect on earnings (loss) per share would have been anti-dilutive.

(2) — Calculated as the number of outstanding shares times basic earnings per share
(3) — Calculated as the number of outstanding shares times diluted earnings per share

(4) Segment Results

The Company has two reportable segments: the airline and charter operation and the flight academy.  The accounting policies of the business segments are the same and are described in Note (1) to the financial statements included in the Company’s Form 10-K for the year ended December 31, 2009 as filed with the Securities and Exchange Commission.  Although the reportable segments are business units that offer different services and are managed separately, their activities are highly integrated.

Virtually all of the Company’s consolidated capital expenditures, depreciation and amortization, and interest expense are attributable to the Airline and Charter business segment.

Financial information for the three and six-month periods ended June 30, 2009 and 2010 by business segment is as follows (in thousands):

Three months ended June 30, 2010	Airline and Charter	Academy	Parent	Intercompany Eliminations	Total

Operating revenues	$23,934	$446	$-	$(101)	$24,279
Operating expenses	24,308	421	310	(101)	$24,938
Loss from operations	$(374)	$25	$(310)	$-	$(659)
Net income (loss)	$(416)	$30	$(990)	$-	$(1,376)
Depreciation and amortization	$303	$3	$-	$-	$306
Interest expense	43	-	662	-	705
Interest income	(1)	-	-	-	(1)
Gain on modification of debt	-	-	-	-	-
Income tax provision	-	-	-	-	-
Capital expenditures	93	-	-	-	93
Total assets	6,813	1,993	17,333	(12,579)	13,560

Three months ended June 30, 2009	Airline and Charter	Academy	Parent	Intercompany Eliminations	Total

Operating revenues	$23,493	$489	$-	$(283)	$23,699
Operating expenses	22,284	546	168	(283)	$22,715
Loss from operations	$1,209	$(57)	$(168)	$-	$984
Net income (loss)	$1,114	$(43)	$1,162	$-	$2,233
Depreciation and amortization	$290	$3	$-	$-	$293
Interest expense	94	1	466	-	561
Interest income	(5)	-	-	-	(5)
Income tax provision (benefit)	-	-	(1,859)		(1,859)
Capital expenditures	246	-	-	-	246
Total assets	13,595	2,792	15,178	(12,580)	18,985

Six months ended June 30, 2010	Airline and Charter	Academy	Parent	Intercompany Eliminations	Total

Operating revenues	$45,672	$886	$-	$(225)	$46,333
Operating expenses	46,595	942	648	(225)	$47,960
Loss from operations	$(923)	$(56)	$(648)	$-	$(1,627)
Net income (loss)	$(990)	$(39)	$(1,750)	$-	$(2,779)
Depreciation and amortization	$607	$6	$-	$-	$613
Interest expense	86	-	1,187	-	1,273
Interest income	(1)	-	-	-	(1)
Gain on modification of debt	-	-	194	-	194
Income tax provision	-	-	-		-
Capital expenditures	172	-	-	-	172
Total assets	6,813	1,993	17,333	(12,579)	13,560

Six months ended June 30, 2009	Airline and Charter	Academy	Parent	Intercompany Eliminations	Total

Operating revenues	$46,952	$868	$-	$(545)	$47,275
Operating expenses	43,565	1,106	345	(545)	$44,471
Loss from operations	$3,387	$(238)	$(345)	$-	$2,804
Net income (loss)	$3,214	$(204)	$(47)	$-	$2,963
Depreciation and amortization	$574	$6	$-	$-	$580
Interest expense	179	1	965	-	1,145
Interest income	2	-	-	-	2
Income tax provision (benefit)	-	-	(1,411)		(1,411)
Capital expenditures	434	-	-	-	434
Total assets	13,595	2,792	15,178	(12,580)	18,985

(5) Changes in Stockholders’ Equity and Comprehensive Income

A summary of the changes in equity for the six months ended June 30, 2010 and 2009 is provided below:

	Common Stock
Six months ended June 30, 2010	Number of Shares	Amount	Additional Paid-in Capital	Common Stock Warrants		Accum. Other Comp. Loss	Preferred Stock	Retained Earnings (Deficit)	Total
Balance January 1, 2010	3,561	$36	$14,236	$61		$-	$-	$(25,272)	$(10,939)
Net income (loss)								$(2,779)	(2,779)
Issuance of common stock net of placement costs	234	2	287						289
Issuance of preferred stock net of placement costs			427				549		976
Conversion of common stock to preferred stock	(101)	(1)	(118)				119		-
Cash dividend declared			(13)						(13)
Share based compensation			36						36
Balance June 30, 2010	3,694	$37	$14,855	$61		$-	$668	$(28,051)	$(12,430)

	Common Stock
Six months ended June 30, 2009	Number of Shares	Amount	Additional Paid-in Capital	Common Stock Warrants		Accum. Other Comp. Loss	Preferred Stock	Retained Earnings (Deficit)	Total
Balance January 1, 2009	2,960	$30	$13,088	$252		$(314)	$-	$(17,721)	$(4,665)
Net income (loss)								2,963	2,963
Change in fair value of fuel hedge contracts						314			314
Share based compensation			65						65
Balance June 30, 2009	2,960	$30	$13,153	$252	$-	$-	$-	$(14,758)	$(1,323)

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

In connection with the closing of the offering, the Company paid/issued the placement agent (i) cash commissions in the amount of 9% of the total purchase price received by the Company in the closing; (ii) a non-accountable expense allowance equal to 2% of the total purchase price received by the Company in the closing; and (iii) Warrants to purchase 18,703 shares of Common Stock, which represents 8% of the aggregate amount of shares sold as part of the Units in the closing.

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

On February 19, 2010, Gulfstream made the required payment to RACC, which allowed it to continue operating the aircraft covered by the Lease Agreements. In addition, on February 19, 2010, RACC advised Gulfstream that it would forebear from exercising any of its rights under the December Agreement or the Lease Agreements, provided that Gulfstream remains current in payment of future lease payments and provides RACC by April 20, 2010 with a mutually acceptable debt and financial restructuring plan that provides for a feasible basis to enable Gulfstream to continue to meet its ongoing financial obligations under the Lease Agreement and commence to repay restructured amounts due under the December Agreement, which presently amount to approximately $3 million. Gulfstream provided to RACC on April 20, 2010 the required financial restructuring plan. We continue to be engaged in related restructuring discussions with Pratt & Whitney Canada with respect to approximately $2.5 million of past-due creditor obligations.

On May 14, 2010, we entered into a lease amendment and forbearance agreement with RACC.  Under the terms of such agreement, RACC agreed that until the earliest of (i) December 6, 2010, (ii) an event of default by us under the agreement, (iii) a material adverse change in our current business, or (iv) a bankruptcy event (the “Forbearance Termination Date), RACC agreed not to terminate the leases for the aircraft covered by the Lease Agreement, and agreed to extend the term of the leases through December 6, 2010.  We agreed to pay on a current basis all monthly rental payments due under each of the leases on or before the 6th day of each month between May and November 2010, and we and RACC agreed that certain missed lease payments aggregating $1.1 million would be paid in full on the Forbearance Termination Date.  We also agreed with RACC that our opportunity to purchase all of the 21 aircraft currently leased from RACC would be extended to a date which shall be at any time on or before the expiration of the Forbearance Termination Date and, if we successfully purchase and pay for such aircraft on a timely basis, that RACC would grant us concessions in connection with certain of the obligations currently due to it.

Issuance of $1.0 million of Senior Secured Notes and Warrants

On February 26, 2010, the Company completed a $1,000,000 debt financing pursuant to purchase agreements for senior secured notes and warrants with accredited investors and/or qualified institutional purchasers (the “Investors”) pursuant to which the Company sold to the Investors (i) 12% Senior Secured Notes due December 31, 2010 in an aggregate principal amount of $1,000,000 (the “Notes”); and (ii) warrants, exercisable at $1.22 per share (the “Exercise Price”) (subject to customary anti-dilution adjustments) and expiring February 28, 2015 (the “Warrants”), to purchase an aggregate of 409,827 of shares of the Company’s common stock (the “Common Stock”).  The number of Warrants issued to each Investor was determined by dividing (a) 50% of the principal amount of the Notes purchased by the Investors, by (b) the Exercise Price of the Warrants.  However, the shares of Common Stock issuable upon exercise of the Warrants (the “Warrant Shares”) would represent 100% of the original $1,000,000 principal amount of the Notes if the Notes were not paid in full by the Company by June 30, 2010. The Notes were not paid by June 30, 2010 and accordingly, the Warrant Shares increased from 409,827 to  819,654 on this date.

In connection with the closing of the offering, the Company issued to Taglich Brothers, Inc. (“TBI”), as placement agent, (i) a $50,000 Note (identical to the investors’ Notes) and a Warrant to purchase 20,491 Warrant Shares, which represents 5% of the total principal amount of the Notes and Warrants sold in the Offering; and (ii) a separate Warrant to purchase 40,982 shares of Common Stock, which represents 10% of the number of Warrant Shares issuable to Investors under the Warrants.

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

For the quarters ended March 31, 2010 and June 30, 2010, we were in violation of the covenant to maintain minimum quarterly EBITDA pursuant to the Debenture issued to Shelter Island. The lender granted a one-time waiver with respect to non-compliance with this financial covenant on May 12, 2010 for the quarter ended March 31, 2010. On August 23, 2010 the lender granted a waiver with respect to non-compliance with this financial covenant for the quarter ended June 30, 2010.

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

 On May 27, 2010, the Company completed the sale of an additional 20,300 shares of Series A Convertible Preferred Stock resulting in gross proceeds of $203,000.  This financing supplemented the first closing on March 31, 2010 with the same terms as described above.

On March 31, 2010, the Company and the Investors entered into a Registration Rights Agreement under which the Company is obligated to file a registration statement (the “Registration Statement”) with the Securities and Exchange Commission (the “SEC”) registering the shares of Common Stock issuable upon conversion of the Preferred Shares and upon exercise of the Warrants for resale by the Investors on or prior to April 30, 2010 (the “Filing Date”), which has been extended to June 30, 2010 by agreement with the Investors. We continue to be in discussions with the investors for a further extension of this Filing Date.  In the event we are unable to reach an agreement with the investors, we may be subject to liquidation damages up to a maximum of $125,000. In addition, the Company agreed to use its best efforts to cause the SEC to declare the Registration Statement effective by the earlier of (i) 150 days following the Filing Date; and (ii) 180 days following the Filing Date if the SEC conducts a full review of the Registration Statement.

In connection with the both the March 31, and May 27, 2010 closings of the Offering, the Company paid/issued the placement agent (i) cash commissions in the amount of 9% of the total purchase price received by the Company; (ii) a non-accountable expense allowance equal to 2% of the total purchase price received by the Company; and (iii) Warrants to purchase 137,060 shares of Common Stock, which represents 11% of the total purchase price received by the Company in both closings.

Reset Provisions

The Company’s warrant and convertible preferred stock agreements include reset provisions, in the event that the Company subsequently issues new common stock or other financial instruments with exercise or conversion prices that are lower than the existing warrant exercise or preferred stock conversion prices.  The reset provision would result in the issuance of additional common shares to the existing holders of warrants and convertible preferred shares.

(7) Liquidity and Going Concern

For the past four quarters, we have experienced significant demand deterioration in our revenue environment, which, combined with rising fuel costs, has resulted in greater than anticipated losses and pressure on our liquidity outlook.  As a result, it was necessary to attract new capital beginning in the fourth quarter of 2009, and to continue actively seeking short-term financing to meet near-term liquidity requirements and to provide sufficient time to significantly increase the equity capital base to support both long-term growth opportunities, as well as the purchase of twenty-one (21) aircraft leased from Raytheon Aircraft Credit Corporation.

These near-term financing transactions and restructuring efforts are essential due to our current liquidity position, as well as several additional factors, including a highly seasonal business, the ongoing risk posed by a relatively weak economy, the potential for continued volatility in the price of jet fuel, and scheduled payments of debt and restructured creditor obligations over the next two years.

        In response to its immediate need for additional working capital, the Company has been actively seeking financing.  On August 23, 2010, the Company’s board of directors approved the terms of an agreement in principle with a third party lending source for approximately $2.5 to $3.0 million in financing and expects that definitive agreements will be executed and the initial funding of $1.5 million in the form of senior secured debt will be consummated on or before August 31, 2010.  However, there can be no assurance that such financing will be consummated or that our efforts to improve liquidity and obtain near-term or longer-term growth-oriented equity financing will be completed successfully in the near term, if at all.  If we are unable to consummate the anticipated $1.5 million portion of the debt financing within the time frame expected, we may be unable to fund continued operations or meet our financial obligations.  In such event, the Company may be required to seek statutory and judicial protection from its creditors.

Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Our ability to continue as a going concern is substantially dependent on the successful completion of the financing efforts referred to above. Our interim condensed financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts nor to the amounts and classification of liabilities that may be necessary should we be unable to continue as a going concern.

(8) Subsequent Events

On May 7, 2009, the Federal Aviation Administration (the “FAA”) notified the Company that it was seeking a proposed civil penalty of $1,310,000 against the Company for alleged non-compliance with respect to certain record keeping requirements, and regulatory requirements relating to the use of certain replacement parts.  On July 13, 2010, we entered into a settlement agreement with the FAA pursuant to which we agreed to pay a civil penalty in the amount of $550,000 to resolve the FAA enforcement action, payable in twenty equal quarterly installments of $27,500 commencing on October 31, 2010 through July 30, 2015, represented by our issuance of a non-interest bearing promissory note to the FAA in the principal amount of $550,000. This settlement has been recognized as of June 30, 2010.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

WE URGE YOU TO READ THE FOLLOWING DISCUSSION IN CONJUNCTION WITH OUR CONSOLIDATED FINANCIAL STATEMENTS AND THE NOTES THERETO BEGINNING ON PAGE F-1. THIS DISCUSSION MAY CONTAIN FORWARD-LOOKING STATEMENTS THAT INVOLVE SUBSTANTIAL RISKS AND UNCERTAINTIES. OUR ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS COULD DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED BY THE FORWARD-LOOKING STATEMENTS AS A RESULT OF A NUMBER OF FACTORS, INCLUDING BUT NOT LIMITED TO THE RISKS AND UNCERTAINTIES DISCUSSED UNDER THE HEADING “RISK FACTORS” IN OUR FORM 10-K FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON APRIL 15, 2010 AND IN OUR OTHER FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION. IN ADDITION, SEE “CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS” SET FORTH IN THIS REPORT.

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

Our most significant challenges relate to:

•	our need to immediately secure capital to improve liquidity, fund our current operations, fund growth opportunities, and acquire our fleet of twenty-one (21) leased aircraft;
•	volatility in the price of aircraft fuel;
•	weakened economic environment; and
•	rationalizing cost-effective maintenance resources, as the average age of our aircraft fleet increases.

Current Developments

For the past four quarters, we have experienced significant demand deterioration in our revenue environment, which, combined with rising fuel costs, has resulted in greater than anticipated losses and pressure on our liquidity outlook.  As a result, it was necessary to attract new capital beginning in the fourth quarter of 2009, and to continue actively seeking short-term financing to meet near-term liquidity requirements and to provide sufficient time to significantly increase the equity capital base to support both long-term growth opportunities, as well as the purchase of twenty-one (21) aircraft leased from Raytheon Aircraft Credit Corporation.

These near-term financing transactions and restructuring efforts, which are described in detail below in Management’s Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources,  are essential due to our current liquidity position, as well as several additional factors, including a highly seasonal business, the ongoing risk posed by a relatively weak economy, the potential for continued volatility in the price of jet fuel, and scheduled payments of debt and restructured creditor obligations over the next two years.

        In response to its immediate need for additional working capital, the Company has been actively seeking financing.  On August 23, 2010, the Company’s board of directors approved the terms of an agreement in principle with a third party lending source for approximately $2.5 to $3.0 million in financing and expects that definitive agreements will be executed and the initial funding of $1.5 million in the form of senior secured debt will be consummated on or before August 31, 2010.  However, there can be no assurance that such financing will be consummated or that our efforts to improve liquidity and obtain near-term or longer-term growth-oriented equity financing will be completed successfully in the near term, if at all.  If we are unable to consummate the anticipated $1.5 million portion of the debt financing within the time frame expected, we may be unable to fund continued operations or meet our financial obligations.  In such event, the Company may be required to seek statutory and judicial protection from its creditors.

Results of Operations

Comparative Results for the Three-Month and Six-Month Periods Ended June 30, 2009 and 2010

The following table sets forth our financial results for the three months ended June 30, 2009 and 2010:

	Three Months Ended June 30,			Six Months Ended June 30,
	2009	2010	% Change	2009	2010	% Change
	(In thousands except EPS)			(In thousands except EPS)
Revenue
Airline passenger revenue	$16,235	$16,040	-1.2%	$33,767	$30,771	-8.9%
Essential air service revenue	2,083	2,092	0.4%	4,105	4,136	0.8%
Academy, charter and other revenue	5,381	6,147	14.2%	9,403	11,426	21.5%
Total Revenue	23,699	24,279	2.4%	47,275	46,333	-2.0%

Operating Expenses
Flight operations	3,762	4,036	7.3%	6,827	7,956	16.5%
Aircraft fuel	3,321	4,381	31.9%	6,782	8,257	21.7%
Aircraft rent	1,577	1,449	-8.1%	3,223	2,896	-10.1%
Maintenance	5,505	5,186	-5.8%	10,975	9,993	-8.9%
Passenger service	5,033	6,192	23.0%	9,860	11,880	20.5%
Promotion & sales	1,293	1,210	-6.4%	2,596	2,339	-9.9%
General and administrative	1,931	2,178	12.8%	3,628	4,026	11.0%
Depreciation and amortization	293	306	4.4%	580	613	5.7%
Operating Expenses	22,715	24,938	9.8%	44,471	47,960	7.8%

Income (loss) from operations	984	(659)	-166.9%	2,804	(1,627)	-158.0%

Non-Operating Income and (Expense)
Interest (expense)	(561)	(705)	25.7%	(1,145)	(1,273)	11.2%
Interest income	-	1	NM	7	1	-85.7%
Gain on modification of debt	-	-		-	194
Other income (expense)	(49)	(13)	-73.5%	(114)	(74)	-35.1%
Non-Operating Income and (Expense)	(610)	(717)	17.5%	(1,252)	(1,152)	-8.0%
Income (loss) before taxes	374	(1,376)	-467.5%	1,552	(2,779)	-279.0%
Provision (benefit) for income taxes	(1,859)	-	-100.0%	(1,411)	-	-100.0%
Net income (loss)	$2,233	$(1,376)	-161.6%	$2,963	$(2,779)	-193.8%

Operating Statistics.

The following table sets forth our major operational statistics and the percentage-of-change for the periods identified below:

	Three Months Ended June 30,			Six Months Ended June 30,
	2009	2010	% Change	2009	2010	% Change

Annual Operating Statistics (unaudited):
Available seat miles (000's) (1)	41,421	44,070	6.4%	83,888	86,177	2.7%
Revenue passenger miles (000's) (2)	24,079	23,307	-3.2%	49,411	45,334	-8.3%
Revenue passengers carried	112,387	105,288	-6.3%	227,929	207,035	-9.2%
Departures flown	10,769	11,203	4.0%	21,652	22,079	2.0%
Passenger load factor (3)	58.1%	52.9%	-5.2%	58.9%	52.6%	-6.3%
Average yield per revenue passenger mile (4)	$0.674	$0.688	2.1%	$0.683	$0.679	-0.7%
Revenue per available seat miles (5)	$0.392	$0.364	-7.1%	$0.403	$0.357	-11.3%
Operating costs per available seat mile (6)	$0.535	$0.547	2.1%	$0.517	$0.541	4.6%
Fuel cost per available seat mile (7)	$0.080	$0.099	24.0%	$0.081	$0.096	18.5%
Average fare (8)	$144.46	$152.34	5.5%	$148.15	$148.63	0.3%
Average trip length (miles) (9)	214	221	3.3%	217	219	1.0%
Aircraft in service (end of period)	23	23	0.0%	23	23	0.0%
Fuel cost per gallon (incl taxes & fees)	$1.83	$2.49	36.1%	$1.79	$2.44	36.3%

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

Net Income (Loss) and Operating Income (Loss)

Our consolidated net loss for the three and six months ended June 30, 2010 was $1,376,000 and $2,779,000, respectively compared to net income of $2,233,000 and $2,963,000 for the comparable periods last year. Consolidated operating losses for the three and six months ended June 30, 2010 was $659,000 and $1,627,000 compared to operating income of $984,000 and $2,804,000 for the comparable periods last year. Both our net loss and operating loss for the three and six months ended June 30, 2010 was significantly affected by lower demand of 3.2% and 8.3% respectively, as measured by revenue passenger miles, and an increase in fuel price per gallon of 36.1% and 36.3% respectively, both as compared to the three and six months ended June 30, 2009. The consolidated net loss for the three and six months ended June 30, 2010 was also impacted by an additional $420,000 related to the $550,000 FAA civil penalty recorded as of June 30, 2010. As of June 30, 2009, $130,000 had been recorded related to this penalty.

The following table identifies the operating profit or loss from each of our respective operating segments:

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2010	2009	2010
Airline and charter	$2,425	$1,072	$5,563	$1,513
Academy	(53)	23	(231)	(56)
Total income (loss) from operations	2,372	1,095	5,332	1,457
Less: General and administrative	1,388	1,754	2,528	3,084
Consolidated income (loss) from operations	$984	$(659)	$2,804	$(1,627)

Revenue.  Total revenue increased 2.4% to $24.3 million and declined 2.0% to $46.3 million in the three and six–month periods ended June 30, 2010, respectively, compared to the comparable 2009 periods. The increase in revenue for the three-month period ended June 30, 2010 was due principally to a 5.5% increase in average fare combined with an increase of Cuba charter revenue of $981,000 or 29.3% when compared to the three-months ended June 30, 2009. The decrease in revenue for the six-month period ended June 30, 2010 was related to lower demand of 9.2% as measured by revenue passengers carried, offset by an increase in Cuba charter revenue of $2.5 million or 44.9% compared to the six months ended June 30, 2009. The increase in Cuba charter revenues is associated with the relaxation of travel restrictions for Cuban Americans by the U.S. Government in the second quarter of 2009.  The following table identifies the revenue contribution from each of our respective operating components:

(In thousands)	Three Months Ended June 30,			Six Months Ended June 30,
	2009	2010	% Change	2009	2010	% Change
Revenue
Airline passenger revenue	$16,235	$16,040	-1.2%	$33,767	$30,771	-8.9%
Essential Air Service	2,083	2,092	0.4%	4,105	4,136	0.8%
Charter and other revenue	1,824	1,531	-16.1%	3,570	2,928	-18.0%
Cuba charter	3,350	4,331	29.3%	5,509	7,983	44.9%
Academy	490	447	-8.8%	869	886	2.0%
Intercompany revenue elimination	(283)	(162)	-42.8%	(545)	(371)	-31.9%
Total Revenue	$23,699	$24,279	2.4%	$47,275	$46,333	-2.0%

Airline Passenger Revenue.  Airline passenger revenue for the three and six-month periods ended June 30, 2010 decreased 1.2% and 8.9% to $16.0 and $30.8 million respectively. This decrease for the three and six months ended June 30, 2010 was primarily attributable to a decrease in the number of passengers carried of 6.3% and  9.2%, respectively, when compared to the three and six-month periods ended June 2009.  Unit revenue or revenue per available seat mile, for the three and six months ended June 30, 2010 declined 7.1% and 11.3%, compared to the three and six months ended June 30, 2009.

Available seat mile capacity for the three and six months ended June 30, 2010 increased by 6.4% and 2.7% respectively, compared to the three and six months ended June 30, 2009. Increased excess baggage fees (included in Charter and other revenue) partially offset reduced airline passenger revenue.

Charters, Other Revenue and Academy.  Charter and other revenue decreased 16.1% to $1.5 million and 18.0% to $2.9 million for the three and six months ended June 30, 2010 respectively, compared to the three and six months ended June 30, 2009 due primarily to decreased demand for charters during the economic recession. Revenue from the Cuba charter increased 29.3% to $4.3 million and 44.9% to $8.0 million for three and six months ended June 30, 2010, respectively, compared to the three and six months ended June 30, 2009 resulting from the relaxation of travel restrictions for Cuban Americans by the U.S. government in the second quarter of 2009.

Academy revenue decreased 8.8% for the three months ended June 30, 2010 compared to the three months ended June 30, 2009 and increased by 2.0% for the six months ended June 30, 2010 compared to the six months ended June 30, 2009. New student enrollment declined by 41.7% and 29.2% for the three and six months ending June 30, 2010, respectively, compared to the three and six months ended June 30, 2009. The decrease in student revenue from enrollments was partially offset by the recognition of deferred revenue associated with non-refundable deposits from students choosing not to attend the Academy.

Airline Operating Expenses. The following table presents the Airline’s operating expenses, before general and administrative expenses and the elimination of intercompany expenses, for the three and six months ended June 30, 2009 and 2010:

	Three Months Ended June 30,			Percentage of Airline Revenue
(In thousands)	2009	2010	Percent Change	2009	2010

Flight operations	$4,045	$4,198	3.8%	17.4%	17.6%
Aircraft fuel	3,321	4,381	31.9%	14.3%	18.4%
Aircraft rent	1,577	1,449	-8.1%	6.8%	6.1%
Maintenance	5,505	5,186	-5.8%	23.7%	21.8%
Passenger service	5,033	6,192	23.0%	21.7%	26.0%
Promotion & sales	1,293	1,210	-6.4%	5.6%	5.1%
Depreciation and amortization	293	306	4.4%	1.3%	1.3%
Total	$21,067	$22,922	8.8%	90.8%	96.2%

	Six Months Ended June 30,			Percentage of Airline Revenue
(In thousands)	2009	2010	Percent Change	2009	2010

Flight operations	$7,372	$8,327	13.0%	15.9%	18.3%
Aircraft fuel	6,782	8,257	21.7%	14.6%	18.2%
Aircraft rent	3,223	2,896	-10.1%	6.9%	6.4%
Maintenance	10,975	9,993	-8.9%	23.6%	22.0%
Passenger service	9,860	11,880	20.5%	21.2%	26.1%
Promotion & sales	2,596	2,339	-9.9%	5.6%	5.1%
Depreciation and amortization	580	613	5.7%	1.2%	1.3%
Total	$41,388	$44,305	7.0%	89.2%	97.5%

Flight Operations. Major components of flight operations expense include compensation for pilot, safety, instructor, dispatch and other operations personnel, pilot training expenses and wet-lease (aircraft, crews, and fuel) costs for charter flights.  Flight operations expenses for the three and six months ended June 30, 2010 increased by 3.8% to $4.2 million and 13.0% to $8.3 million compared to the three and six months ended June 30, 2009.

The increase is largely attributable to attendant costs associated with disproportionately higher volumes and revenue contributions from this operating component. Accordingly, wet lease costs for our Cuba charter operation increased  13.1% and 28.9% for the three and six-month periods ending June 30, 2010, respectively, when compared to comparable periods last year.

Aircraft Fuel. The average price per gallon for jet fuel for the six months ended June 30, 2010 was $2.44, compared to $1.79 for the three months ended June 30, 2009, or an increase of 36.3%. Fuel costs increased as a percent of airline revenue by 3.6% to 18.2% for the six months ended June 30, 2010 from 14.6% for the six months ended June 30, 2009. Fuel expense for the six months ended June 30, 2009 included $337,000 to settle unfavorable fuel hedge contracts that terminated in February 2009.

Aircraft Rent. Aircraft rent is related to the lease costs associated with our 23 Beech 1900D aircraft. Aircraft rent expense decreased by 10.1% compared to the six months ended June 30, 2009. Aircraft rent for the six months ended June 30, 2009 included an additional expense of $270,800 associated with a lease provision obligating the Company to repay past aircraft rent concessions, if future jet fuel prices declined below a certain threshold. The maximum cumulative adjustment of this lease provision was $312,000, all of which was recognized as of December 31, 2009.

Maintenance. Major components of maintenance expense include compensation, repair parts, materials, and expenses incurred from third party service providers required to maintain our aircraft engines and other flight equipment. Maintenance expense decreased 5.8% to $5.2 million and 8.9% to $10.0 million for the three and six-month periods ended June 30, 2010, respectively, compared to $5.5 million and $11.0 million for the three and six months ended June 30, 2009. The decrease in maintenance costs was primarily attributable to a reduced level of both unscheduled engine overhauls and repair of rotable equipment.

Passenger Service. Major components of passenger service expense include ground handling services, airport counter and gate rentals, compensation paid to airport employees, passenger liability insurance, outsourced passenger service costs for charter flights, and security and miscellaneous passenger-related expenses. Passenger service expense increased 23.0% to $6.2 million and 20.5% to $11.9 million for the three and six-month periods ended June 30, 2010, respectively, compared to the three and six months ending June 30, 2009, and was primarily attributable to increased passenger volume related to the Cuba charter operation and related station customer service costs.

Promotion and Sales. Major components of promotion and sales expense include credit card and travel agent commissions, frequent flyer program costs and reservation system fees. Promotion and sales expense declined 6.4% to $1.2 million and 9.9% to $2.3 million for the three and six-month periods ended June 30, 2010 compared to the comparable periods last year, due primarily to a  9.2% decline in passengers for the six months ended June 30, 2010, compared to the same period last year.

Depreciation and amortization expense. Depreciation and amortization expense remained relatively constant.

General and Administrative and Academy Operating Expense. Our general and administrative expenses include the expenses of the Academy, as set forth in the following table:

	Three Months Ended June 30,		Percent	Six Months Ended June 30,		Percent
(In thousands)	2009	2010	Change	2009	2010	Change

General and administrative expenses	$1,388	$1,754	26.4%	$2,528	$3,084	22.0%
Academy expenses	543	424	-21.9%	1,100	942	-14.4%
Consolidated general
and administrative	$1,931	$2,178	12.8%	$3,628	$4,026	11.0%

General and administrative expenses, excluding Academy expenses, increased 26.4% to $1.8 million and increased 22.0% to 3.1 million for the three and six-month periods ended June 30, 2010, respectively, compared to the same periods last year. Most of this increase was attributable to the $550,000 charge related to the FAA civil penalty recognized as of June 30, 2010. Of this amount, $130,000 was recognized in the June quarter 2009.

Academy expenses decreased by 21.9% to $424,000 and 14.4% to $942,000 for the three and six-month periods ended June 30, 2010, respectively, compared to the same periods last year, primarily due to cost reductions and lower expenses associated with fewer students.

Non-Operating Income and Expense

Interest expense, which includes amortization of deferred debt costs, increased to $705,000 and $1,273,000 for the three and six-month periods ended June 30, 2010, respectively, compared to $561,000 and $1,145,000, respectively, for the comparable periods last year.  Other non-operating income (expense) includes amortization of the discount associated with the derivative warrant liability related to the senior secured debenture. During the six months ended June 30, 2009, a gain of $194,000 was recognized related to the modification of the senior secured debenture.

Income Taxes

The Company's net deferred tax assets before valuation allowance as of June 30, 2010 was approximately $9.2 million, most of which relates to net operating losses that expire in various years through 2029. The Company recorded a tax benefit for the three months ended June 30, 2009 of $1,859,000. Subsequently, as of December 31, 2009, the Company increased the valuation allowance to 100% of the value of the net deferred tax assets due to the uncertain economic environment and the Company’s liquidity position. For the three months ended June 30, 2010 the Company did not recognize an income tax benefit, as the valuation allowance was increased to fully offset the tax benefit related to the net operating loss for the June 30, 2010 quarter.

Liquidity and Capital Resources

Overview

Liquidity refers to the liquid financial assets available to fund our business operations and financial obligations. These liquid financial assets consist of cash as well as short-term investments. As of June 30, 2010, our cash and cash equivalents balance was $1.1 million, and we had a negative working capital of $17.8 million. As of December 31, 2009, our cash and cash equivalents balance was $2.3 million, and we had negative working capital of $14.6 million.

For the past four quarters, we have experienced significant demand deterioration in our revenue environment, which, combined with rising fuel costs, has resulted in greater than anticipated losses and pressure on our liquidity outlook.  As a result, it was necessary to attract new capital beginning in the fourth quarter of 2009, and to continue actively seeking short-term financing to meet near-term liquidity requirements and to provide sufficient time to significantly increase the equity capital base to support both long-term growth opportunities, as well as the purchase of twenty-one (21) aircraft leased from Raytheon Aircraft Credit Corporation.

These near-term financing transactions and restructuring efforts are essential due to our current liquidity position, as well as several additional factors, including a highly seasonal business, the ongoing risk posed by a relatively weak economy, the potential for continued volatility in the price of jet fuel, and scheduled payments of debt and restructured creditor obligations over the next two years.

        In response to its immediate need for additional working capital, the Company has been actively seeking financing.  On August 23, 2010, the Company’s board of directors approved the terms of an agreement in principle with a third party lending source for approximately $2.5 to $3.0 million in financing and expects that definitive agreements will be executed and the initial funding of $1.5 million in the form of senior secured debt will be consummated on or before August 31, 2010.  However, there can be no assurance that such financing will be consummated or that our efforts to improve liquidity and obtain near-term or longer-term growth-oriented equity financing will be completed successfully in the near term, if at all.  If we are unable to consummate the anticipated $1.5 million portion of the debt financing within the time frame expected, we may be unable to fund continued operations or meet our financial obligations.  In such event, the Company may be required to seek statutory and judicial protection from its creditors.

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

In connection with the closing of the offering, the Company paid/issued the placement agent (i) cash commissions in the amount of 9% of the total purchase price received by the Company in the closing; (ii) a non-accountable expense allowance equal to 2% of the total purchase price received by the Company in the closing; and (iii) Warrants to purchase 18,703 shares of Common Stock, which represents 8% of the aggregate amount of shares sold as part of the Units in the closing.

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

Issuance of $1.0 million of Senior Secured Notes and Warrants

On February 26, 2010, the Company completed a $1,000,000 debt financing pursuant to purchase agreements for senior secured notes and warrants with accredited investors and/or qualified institutional purchasers (the “Investors”) pursuant to which the Company sold to the Investors (i) 12% Senior Secured Notes due December 31, 2010 in an aggregate principal amount of $1,000,000 (the “Notes”); and (ii) warrants, exercisable at $1.22 per share (the “Exercise Price”) (subject to customary anti-dilution adjustments) and expiring February 28, 2015 (the “Warrants”), to purchase an aggregate of 409,827 of shares of the Company’s common stock (the “Common Stock”).  The number of Warrants issued to each Investor was determined by dividing (a) 50% of the principal amount of the Notes purchased by the Investors, by (b) the Exercise Price of the Warrants.  However, if the Notes were not prepaid by the Company in full by June 30, 2010, then the shares of Common Stock issuable upon exercise of the Warrants (the “Warrant Shares”) would represent 100% of the original $1,000,000 principal amount of the Notes divided by the Exercise Price. Accordingly, the Notes were not paid in full by June 30, 2010 and the aggregate of 409,827 Warrant Shares have increased to 819,654 Warrant Shares.

In connection with the closing of the offering, the Company issued to Taglich Brothers, Inc. (“TBI”), as placement agent, (i) a $50,000 Note (identical to the investors’ Notes) and a Warrant to purchase 20,491 Warrant Shares, which represents 5% of the total principal amount of the Notes and Warrants sold in the Offering; and (ii) a separate Warrant to purchase 40,982 shares of Common Stock, which represents 10% of the number of Warrant Shares issuable to Investors under the Warrants.

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

For the quarters ended March 31, 2010 and June 30, 2010, we were in violation of the covenant to maintain minimum quarterly EBITDA pursuant to the Debenture issued to Shelter Island. The lender granted a one-time waiver with respect to non-compliance with this financial covenant on May 12, 2010 for the quarter ended March 31, 2010. On August 23, 2010 the lender granted a waiver with respect to non-compliance with this financial covenant for the quarter ended June 30, 2010.

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

On March 31, 2010, the Company and the Investors entered into a Registration Rights Agreement under which the Company is obligated to file a registration statement (the “Registration Statement”) with the Securities and Exchange Commission (the “SEC”) registering the shares of Common Stock issuable upon conversion of the Preferred Shares and upon exercise of the Warrants for resale by the Investors on or prior to April 30, 2010 (the “Filing Date”), which has been extended to June 30, 2010 by agreement with the Investors. We continue to be in discussions with the investors for a further extension of this Filing Date. In the event we are unable to reach an agreement with the investors, we may be subject to liquidation damages up to a maximum of $125,000. In addition, the Company agreed to use its best efforts to cause the SEC to declare the Registration Statement effective by the earlier of (i) 150 days following the Filing Date; and (ii) 180 days following the Filing Date if the SEC conducts a full review of the Registration Statement.

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

On May 27, 2010, the Company consummated the sale of an additional 20,300 Preferred Shares and Warrants to purchase 101,500 shares of common stock, resulting in gross proceeds of $203,000. In connection with the second closing of the Offering, the Company paid/issued the placement agent (i) cash commissions in the amount of 9% of the total purchase price received by the Company in the second closing; (ii) a non-accountable expense allowance equal to 2% of the total purchase price received by the Company in the second closing; and (iii) Warrants to purchase 22,330 shares of Common Stock, which represents 11% of the total purchase price received by the Company in the second closing.

The following table summarizes key cash flow information for the three months ended June 30, 2009 and 2010:

	Six Months Ended June 30,
Cash Flow Data:	2009	2010
	(in thousands)
Cash Flow Provided by (used in):
Operating Activities	$(218)	$(3,762)
Investing Activities	(434)	(163)
Financing Activities	(900)	2,773
Net increase (decrease) in cash and cash equivalents	$(1,552)	$(1,152)

Operating activities

Cash used in operating activities increased to $3.8 million for the six months ended June 30, 2010 compared to $0.5 million for the same period last year due primarily to an increased operating loss during the first half of 2010.

Investing activities

Cash used in investing activities decreased from $434,000 for the six months ended June 30, 2009 to $163,000 for the six months ended June 30, 2010 due to a decrease in  the acquisition of property and equipment.

Financing activities

Cash provided by financing activities for the six months ended June 30, 2010 was due to an increase in notes payable for $1.5 million, $1.0 million of which was issued as a senior secured note. Additionally, proceeds from the issuance of both preferred and common stock provided $1.2 million. For the six months ended June 30, 2009, cash used by financing activities was primarily related to repayments of debt.

Debt and Other Contractual Obligations

Maintenance Hangar Lease at Hollywood-Fort Lauderdale Airport

We perform our airplane maintenance and repairs primarily at our maintenance hangar located at Hollywood-Fort Lauderdale Airport (“FLL”). The lease for Gulfstream’s principal maintenance facility expired at the end of May 2010, and we remain on a month-to-month basis. Broward County has been considering for some time an improvement to FLL that will eventually result in a teardown of Gulfstream’s maintenance hangar and require Gulfstream to seek an alternate location for a successor maintenance hangar on the airfield. We are presently in negotiations for lease of a hangar facility at a nearby existing site at FLL. We expect to finalize negotiated terms for the new lease soon  and occupy the space prior to the end of 2010.

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, or liquidity or capital expenditures.

Seasonality

Gulfstream’s business is subject to substantial seasonality, primarily due to leisure and holiday travel patterns, particularly in the Bahamas. We experience the strongest demand from January to July, and the weakest demand from August to December, during which period we typically incur operating losses. As a result, our operating results for a quarterly period are not necessarily indicative of operating results for an entire year, and historical operating results are not necessarily indicative of future operating results.

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

ITEM 4T. CONTROLS AND PROCEDURES.

(a) Disclosure Controls and Procedures. Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(3) under the Exchange Act as of June 30, 2010 (the “Evaluation Date”).  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to our company required to be disclosed in our reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

(b) Changes in Internal Controls over Financial Reporting. During the three months ended June 30, 2010, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

On May 7, 2009, the Federal Aviation Administration (the “FAA”) notified the Company that it was seeking a proposed civil penalty of $1,310,000 against the Company for alleged non-compliance with respect to certain record keeping requirements, and regulatory requirements relating to the use of certain replacement parts. The Company took part in an informal conference with the FAA, which is a settlement process prescribed by statute that authorizes the FAA to accept and consider relevant information in order to compromise proposed civil penalties. We submitted information, evidence and supporting documentation for consideration by the FAA demonstrating that certain alleged violations of the regulations did not occur, or demonstrating why the facts and circumstances in this case do not warrant the proposed civil penalty sought by the FAA. The FAA indicated that, unless the matters are settled, it could propose additional civil penalties based on additional inspections conducted by the agency in 2009 as part of its routine surveillance of air carriers.

On July 13, 2010, we entered into a settlement agreement with the FAA pursuant to which we agreed to pay a civil penalty in the amount of $550,000 to resolve the FAA enforcement action, payable in twenty equal quarterly installments of $27,500 commencing on October 31, 2010 through July 30, 2015, represented by our issuance of a non-interest bearing promissory note to the FAA in the principal amount of $550,000. If a compromised settlement of the matters was not successful, the FAA, through a U.S Attorney, could have initiated a civil action for the full amount of the proposed civil penalty as prescribed by law.

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

The Academy and the sole remaining defendant have agreed to submit to binding arbitration which is to be held during August 2010 and is continuing pursuant to the Court’s Order Referring Case to Binding Arbitration entered on February 16, 2010.

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

ITEM 1A. RISK FACTORS.

                Except as set forth below, there have been no material changes to the risks to our business described in our Annual Report on Form-10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission on April 15, 2010.

We may not be able to maintain adequate liquidity.

     In response to its immediate need for additional working capital, the Company has been actively seeking financing.  On August 23, 2010, the Company’s board of directors approved the terms of an agreement in principle with a third party lending source for approximately $2.5 to $3.0 million in financing and expects that definitive agreements will be executed and the initial funding of $1.5 million in the form of senior secured debt will be consummated on or before August 31, 2010.  However, there can be no assurance that such financing will be consummated or that our efforts to improve liquidity and obtain near-term or longer-term growth-oriented equity financing will be completed successfully in the near term, if at all.  If we are unable to consummate the anticipated $1.5 million portion of the debt financing within the time frame expected, we may be unable to fund continued operations or meet our financial obligations.  In such event, the Company may be required to seek statutory and judicial protection from its creditors.

We are not in compliance with NYSE Amex continued listing standards.

Our common stock is listed for trading on the NYSE Amex LLC, which is the successor to the American Stock Exchange (the “Exchange”).  The Exchange requires listed companies to meet certain continued listing standards.  These standards include specified minimum stockholders equity thresholds when an issuer sustains net losses over a number of years.  We have not met the threshold set forth in Section 1003(a) of the Exchange’s Company Guide because, for the 2008 fiscal year, we have stockholder’s equity of less than $2 million and losses from continuing operations and/or net losses in two out of our three most recent fiscal years.  As a result, we have received a notice from the Exchange that we have not met this continued listing requirement.

The NYSE Amex staff has accepted the plan that we submitted to achieve and sustain compliance with all of the NYSE Amex’s listing requirements (the “Plan”), including a time frame for regaining compliance with Section 1003(a)(i) of the Company Guide within 18 months or by November 12, 2010 (the “Plan Period”).

On June 30, 2010, the Company received an additional deficiency letter from the Exchange indicating that, based on a review of publicly available information, the Company is not in compliance with Section 1003(a)(ii) of the Company Guide with stockholders’ equity of less than $4,000,000 and losses from continuing operations, and/or net losses in three out of its four most recent fiscal years.

The Company has supplemented the Plan on or about July 14, 2010 to address how the Company intends to regain compliance with all of the Exchange’s listing requirements by the Plan Period. If the Exchange accepts the supplemental plan, the Company may be able to continue its listing during the Plan Period, during which time we will be subject to periodic review to determine if we are making progress consistent with the Plan. If we are not in compliance with all the continued listing standards of the NYSE Amex Company Guide by November 12, 2010, or if we do not make progress consistent with the Plan during the Plan Period, we may be subject to delisting proceedings. We may appeal a Staff determination to initiate delisting proceedings.

In the event our common stock was delisted by the Exchange, we would be in breach of a covenant of our loan and security agreement with Shelter Island Opportunity Fund, LLC, and, in the absence of a waiver, the maturity of our secured original issue discount debenture could be accelerated.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On May 27, 2010, the Company consummated the sale of an additional 20,300 Series A Convertible Preferred Stock (the “Preferred Shares”) and Warrants to purchase 101,500 shares of common stock under a Series A Convertible Preferred Stock Purchase Agreement, resulting in gross proceeds of $203,000. The terms of the Preferred Shares and Warrants are described in detail above in Liquidity and Capital Resources, Sale of up to $2.5 million of Convertible Preferred Stock and Warrants. In connection with the second closing of the Offering, the Company paid/issued the placement agent (i) cash commissions in the amount of 9% of the total purchase price received by the Company in the second closing; (ii) a non-accountable expense allowance equal to 2% of the total purchase price received by the Company in the second closing; and (iii) Warrants to purchase 22,330 shares of Common Stock, which represents 11% of the total purchase price received by the Company in the second closing.

On February 26, 2010, the Company completed a $1,000,000 debt financing pursuant to purchase agreements for senior secured notes and warrants with accredited investors and/or qualified institutional purchasers (the “Investors”) pursuant to which the Company sold to the Investors (i) 12% Senior Secured Notes due December 31, 2010 in an aggregate principal amount of $1,000,000 (the “Notes”); and (ii) warrants, exercisable at $1.22 per share (the “Exercise Price”) (subject to customary anti-dilution adjustments) and expiring February 28, 2015 (the “Warrants”), to purchase an aggregate of 409,827 of shares of the Company’s common stock (the “Common Stock”).  The number of Warrants issued to each Investor was determined by dividing (a) 50% of the principal amount of the Notes purchased by the Investors, by (b) the Exercise Price of the Warrants.  However, the shares of Common Stock issuable upon exercise of the Warrants (the “Warrant Shares”) would represent 100% of the original $1,000,000 principal amount of the Notes if the Notes were not paid in full by the Company by June 30, 2010.

The Notes were not paid by June 30, 2010 and accordingly, the Warrant Shares increased from 409,827 to 819,654 on this date.

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

           None.

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

GULFSTREAM INTERNATIONAL GROUP, INC.

	By:	/s/ David F. Hackett
David F. Hackett
August 23, 2010		Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Robert M. Brown
Robert M. Brown
August 23, 2010		Chief Financial Officer (Principal Financial and Accounting Officer)